Form 10-Q
period 1995-04-30
UNIFLEX INC
filed 1995-06-13
CIK 100740

SECURITIES AND EXCHANGE COMMISSIONS
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended April 30, 1995


                         Commission File Number: 1-6339



                                  UNIFLEX, INC.
             (Exact Name of Registrant As Specified In Its Charter)


         Delaware                                             11-2008652
(State or other jurisdiction of                            (I.R.S. employer
  incorporation or organization)                           identification no.)


383 West John Street, Hicksville, New York                     11802
(Address of principal executive offices)                     (Zip code)


Registrant's telephone number, including area code:  516 - 932 - 2000



Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,240,332 shares of the Company's common stock - $.10 par value - were outstanding as of June 1, 1995.

                                  UNIFLEX, INC.


                                      INDEX


                                                                        Page No.


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial statements


    Consolidated condensed balance sheets -
     April 30, 1995 (unaudited) and January 31, 1995                        1

    Consolidated condensed statements of income (unaudited)
     for the three months ended April 30, 1995 and 1994                     2

    Consolidated condensed statements of cash flows (unaudited)
     for the three months ended April 30, 1995 and 1994                     3

    Notes to consolidated condensed financial statements (unaudited)        4


   Item 2.  Management's discussion and analysis of financial
             condition and results of operations                            5




PART II. OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                 6


SIGNATURES                                                                  7

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                  April 30,              January 31,
ASSETS                                                                                              1995                   1995
                                                                                                    ----                   ----
                                                                                                 (Unaudited)
Current Assets
  Cash and cash equivalents                                                                     $  1,070,270           $    527,725
  Accounts receivable                                                                              4,339,323              4,187,063
  Inventory                                                                                        3,063,181              3,081,291
  Prepaid expenses                                                                                   409,034                438,192
  Other current assets                                                                               208,081                272,035
  Deferred tax asset                                                                                 299,000                301,000
                                                                                                ------------           ------------
    Total Current Assets                                                                           9,388,889              8,806,206

Property and Equipment                                                                             6,108,423              5,641,333
Intangible Assets                                                                                    177,743                138,588
Other Assets                                                                                         548,320                730,330
                                                                                                ------------           ------------

      Total Assets                                                                              $ 16,223,375           $ 15,318,457
                                                                                                ============           ============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt                                                          $    136,469           $    110,940
  Acquisition note payable                                                                            60,000                 60,000
  Accounts payable and accrued expenses                                                            2,391,416              2,815,095
                                                                                                ------------           ------------
      Total Current Liabilities                                                                    2,587,885              2,986,035

Long-Term Debt                                                                                     4,539,655              3,847,077
Deferred Rent                                                                                        100,000                 88,746
Deferred Compensation and Postretirement Medical Benefits                                          1,136,460              1,111,478
                                                                                                ------------           ------------
      Total Liabilities                                                                            8,364,000              8,033,336
                                                                                                ------------           ------------

Minority Interest                                                                                    192,500                   --
                                                                                                ------------           ------------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 2,240,332 shares
   issued and outstanding                                                                            224,033                224,033
  Additional paid-in capital                                                                         424,695                424,695
  Retained earnings                                                                                7,095,450              6,720,821
                                                                                                ------------           ------------
                                                                                                   7,744,178              7,369,549
  Less note receivable - stock purchase                                                              (77,303)               (84,428)
                                                                                                ------------           ------------
      Total Stockholders' Equity                                                                   7,666,875              7,285,121
                                                                                                ------------           ------------

      Total Liabilities, Minority Interest and Stockholders' Equity                             $ 16,223,375           $ 15,318,457
                                                                                                ============           ============

The condensed consolidated balance sheet at January 31, 1995 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                              April 30,
                                                                                                              ---------
                                                                                                    1995                     1994
                                                                                                    ----                     ----


Net sales                                                                                       $ 7,960,409             $ 6,922,139


Cost of sales                                                                                     5,026,669               4,344,966
                                                                                                -----------             -----------


Gross profit                                                                                      2,933,740               2,577,173
                                                                                                -----------             -----------


Shipping and selling expenses                                                                     1,486,626               1,260,158
General and administrative expenses                                                                 706,665                 674,778
                                                                                                -----------             -----------

                                                                                                  2,193,291               1,934,936
                                                                                                -----------             -----------

Income before other expenses                                                                        740,449                 642,237
                                                                                                -----------             -----------

Other expenses:
  Deferred compensation and postretirement medical benefits                                            --                    23,163
  Interest - net                                                                                    121,820                  88,478
                                                                                                -----------             -----------

                                                                                                    121,820                 111,641
                                                                                                -----------             -----------

Income before provision for income taxes                                                            618,629                 530,596
                                                                                                -----------             -----------

Provision for income taxes:
  Current                                                                                           280,000                 255,000
  Deferred                                                                                          (36,000)                (38,000)
                                                                                                -----------             -----------

                                                                                                    244,000                 217,000
                                                                                                -----------             -----------


Net income                                                                                      $   374,629             $   313,596
                                                                                                ===========             ===========



Earnings per share                                                                              $       .14             $       .12
                                                                                                ===========             ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           INCREASE (DECREASE) IN CASH


                                                                                                         Three Months Ended
                                                                                                              April 30,
                                                                                                              ---------
                                                                                                    1995                    1994
                                                                                                    ----                    ----
Net cash provided by operating activities                                                      $   259,910              $    34,453
                                                                                               -----------              -----------


Cash flows from investing activities:
  Purchase of property and equipment                                                              (279,949)                (177,791)
  Purchase of intangibles                                                                          (56,261)                 (10,401)
                                                                                               -----------              -----------

     Net cash used in investing activities                                                        (336,210)                (188,192)
                                                                                               -----------              -----------


Cash flows from financing activities:
  Minority interest contributed                                                                     27,500                     --
  Proceeds from long-term debt                                                                     624,900                     --
  Payment of long-term debt                                                                        (33,555)                (177,735)
                                                                                               -----------              -----------

     Net cash provided by (used in) financing activities                                           618,845                 (177,735)
                                                                                               -----------              -----------


Net increase (decrease) in cash                                                                    542,545                 (331,474)


Cash - beginning of period                                                                         527,725                  692,196
                                                                                               -----------              -----------


Cash - end of period                                                                           $ 1,070,270              $   360,722
                                                                                               ===========              ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.  BASIS OF PRESENTATION:

In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company and its Subsidiaries as of April 30, 1995 and the consolidated results of operations and cash flows for the three months ended April 30, 1995 and 1994 and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.

The results of operations for the three months ended April 30, 1995 are not necessarily indicative of the operating results for the full year.



NOTE 2.  INVENTORY:

A summary of inventory follows:
                                             April 30,           January 31,
                                               1995                 1995
                                               ----                 ----
                                            (Unaudited)

     Raw materials and supplies          $     1,974,668     $     2,101,460
     Work in process                             269,058             356,888
     Finished products                           819,455             622,943
                                         ---------------     ---------------

                                         $     3,063,181     $     3,081,291
                                         ===============     ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES:

                  Net sales for the quarter ended April 30, 1995, compared to the quarter ended April 30, 1994, increased $1,038,000, or 15.0%, to $7,960,000.
The increase in net sales was largely attributable to increased net sales of approximately $600,000 in the Registrant's Advertising Specialty Division and approximately $350,000 in the Registrant's Medical Products Division.

                  Net sales for the quarter ended April 30, 1995, as compared to
the  immediately   preceding  quarter  ended  January  31,  1995,  decreased  by approximately $103,000, or 1.3%, to $7,960,000.

                  The Registrant's backlog at April 30, 1995, was $4,433,000 compared to $3,624,000 for the quarter ended April 30, 1994, an increase of $809,000 or 22.3%.


COST OF SALES AND EXPENSES:

                  Cost of sales for the quarter ended April 30, 1995, compared to the quarter ended April 30, 1994, increased approximately $682,000, or 15.7%, to $5,027,000 from $4,345,000. Cost of sales, as a percentage of net sales for the quarter ended April 30, 1995, compared to the same quarter in the prior year increased from 62.8% to 63.2%. This nominal percentage increase was primarily due to an increase in raw materials prices.

                  Cost of sales for the quarter ended April 30, 1995, as compared to the immediately preceding quarter ended January 31, 1995, decreased $304,000, or 5.7%, from $5,331,000 to $5,027,000. This decrease was primarily attributable to increased manufacturing efficiencies.

                  Shipping, Selling, General and Administrative expenses for the quarter ended April 30, 1995, compared to the quarter ended April 30, 1994, increased $258,000, or 13.4%, from $1,935,000 to $2,193,000. This increase was primarily due to increased commissions as a direct result of increased net sales.


INTEREST EXPENSE:

                  Interest expense for the quarter ended April 30, 1995, compared to the quarter ended April 30, 1994, increased $33,000, or 37.7%, from $88,000 to $121,000. This increase was attributable to the increased borrowings required to fund the start-up of the Registrant's Cycle Plastics subsidiary and higher interest rates.


WORKING CAPITAL AND LIQUIDITY:

                  Working capital increased to $6,801,000 at April 30, 1995, compared to $5,303,000 at April 30, 1994, an increase of $1,498,000. This was a direct result of the profitability of the Registrant during the preceding quarters. The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future.

                           PART II - OTHER INFORMATION







ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



              (a)  Exhibits

                   Exhibit 27; Financial Data Schedule

              (b) Report on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended April 30, 1995.

                               S I G N A T U R E S





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.






                                        UNIFLEX, INC.
                                        (Registrant)




                                        /s/ Herbert Barry
                                        -------------------------------------
                                        Herbert Barry (Chairman Of The Board)




                                        /s/ Robert Gugliotta
                                        -------------------------------------
                                        Robert Gugliotta (VP Finance)



Date:  June 13, 1995