Form 10-Q
period 1995-07-31
UNIFLEX INC
filed 1995-09-12
CIK 100740

SECURITIES AND EXCHANGE COMMISSIONS
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended July 31, 1995


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

Yes  /X/  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,240,332 shares of the Company's common stock - $.10 par value - were outstanding as of September 1, 1995.

                                  UNIFLEX, INC.


                                      INDEX



                                                                      Page No.


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial statements


    Consolidated condensed balance sheets -
     July 31, 1995 (unaudited) and January 31, 1995                        1

    Consolidated condensed statements of income (unaudited) -

     Six months ended July 31, 1995 and 1994                               2
     Three months ended July 31, 1995 and 1994                             3

    Consolidated condensed statements of cash flows (unaudited)
     for the six months ended July 31, 1995 and 1994                       4

    Notes to consolidated condensed financial statements (unaudited)       5


   Item 2.  Management's discussion and analysis of financial
             condition and results of operations                         6 - 7


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security-Holders             8

  Item 6.  Exhibits and Reports on Form 8-K                                8


SIGNATURES                                                                 9

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                          July 31,            January 31,
ASSETS                                                                                     1995                  1995
------                                                                                     ----                  ----
                                                                                       (Unaudited)
Current Assets
  Cash and cash equivalents                                                          $  1,064,711           $    527,725
  Accounts receivable                                                                   3,695,555              4,187,963
  Inventory                                                                             3,216,240              3,081,291
  Prepaid expenses                                                                        340,432                438,192
  Other current assets                                                                    208,620                272,035
  Deferred tax asset                                                                      297,000                301,000
                                                                                     ------------           ------------
    Total Current Assets                                                                8,822,558              8,808,206

Property and Equipment                                                                  6,214,530              5,641,333
Intangible Assets                                                                         169,331                138,588
Other Assets                                                                              595,311                730,330
                                                                                     ------------           ------------

      Total Assets                                                                   $ 15,801,730           $ 15,318,457
                                                                                     ============           ============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt                                               $    138,786           $    110,940
  Acquisition note payable                                                                 60,000                 60,000
  Accounts payable and accrued expenses                                                 2,559,687              2,815,095
                                                                                     ------------           ------------
      Total Current Liabilities                                                         2,758,473              2,986,035

Long-Term Debt                                                                          3,686,004              3,847,077
Deferred Rent                                                                             107,500                 88,746
Deferred Compensation and Postretirement Medical Benefits                               1,161,814              1,111,478
                                                                                     ------------           ------------
      Total Liabilities                                                                 7,713,791              8,033,336
                                                                                     ------------           ------------

Minority Interest                                                                         192,500                   --
                                                                                     ------------           ------------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 2,240,332 shares
   issued and outstanding                                                                 224,033                224,033
  Additional paid-in capital                                                              424,695                424,695
  Retained earnings                                                                     7,316,889              6,720,821
                                                                                     ------------           ------------
                                                                                        7,965,617              7,369,549
  Less note receivable - stock purchase                                                   (70,178)               (84,428)
                                                                                     ------------           ------------
      Total Stockholders' Equity                                                        7,895,439              7,285,121
                                                                                     ------------           ------------

      Total Liabilities, Minority Interest and Stockholders' Equity                  $ 15,801,730           $ 15,318,457
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

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                    July 31,
                                                                                    --------
                                                                           1995                    1994
                                                                           ----                    ----
Net sales                                                             $ 15,528,196            $ 14,027,189


Cost of sales                                                           10,103,500               8,976,123
                                                                      ------------            ------------


Gross profit                                                             5,424,696               5,051,066
                                                                      ------------            ------------


Shipping and selling expenses                                            2,869,929               2,701,819
General and administrative expenses                                      1,381,528               1,386,485
                                                                      ------------            ------------
                                                                         4,251,457               4,088,304
                                                                      ------------            ------------


Income before other expenses                                             1,173,239                 962,762
                                                                      ------------            ------------


Other expenses:
  Deferred compensation and postretirement medical benefits                   --                    46,326
  Interest - net                                                           233,171                 191,606
                                                                      ------------            ------------
                                                                           233,171                 237,932
                                                                      ------------            ------------


Income before provision for income taxes                                   940,068                 724,830
                                                                      ------------            ------------


Provision for income taxes:
  Current                                                                  416,000                 350,000
  Deferred                                                                 (72,000)                (76,000)
                                                                      ------------            ------------
                                                                           344,000                 274,000
                                                                      ------------            ------------


Net income                                                            $    596,068            $    450,830
                                                                      ============            ============


Earnings per share                                                             .22                     .17
                                                                      ============            ============


Weighted average number of common shares and
 common share equivalents outstanding                                    2,719,043               2,724,740
                                                                      ============            ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                    July 31,
                                                                                    --------
                                                                           1995                    1994
                                                                           ----                    ----
Net sales                                                             $ 7,567,787             $ 7,105,050


Cost of sales                                                           5,076,831               4,631,157
                                                                      -----------             -----------


Gross profit                                                            2,490,956               2,473,893
                                                                      -----------             -----------


Shipping and selling expenses                                           1,383,303               1,441,661
General and administrative expenses                                       674,863                 711,707
                                                                      -----------             -----------
                                                                        2,058,166               2,153,368
                                                                      -----------             -----------


Income before other expenses                                              432,790                 320,525
                                                                      -----------             -----------


Other expenses:
  Deferred compensation and postretirement medical benefits                  --                    23,163
  Interest - net                                                          111,351                 103,128
                                                                      -----------             -----------
                                                                          111,351                 126,291
                                                                      -----------             -----------

Income before provision for income taxes                                  321,439                 194,234
                                                                      -----------             -----------


Provision for income taxes:
  Current                                                                 136,000                  95,000
  Deferred                                                                (36,000)                (38,000)
                                                                      -----------             -----------
                                                                          100,000                  57,000
                                                                      -----------             -----------


Net income                                                            $   221,439             $   137,234
                                                                      ===========             ===========


Earnings per common share and common share equivalents:

  Net income                                                          $       .08             $       .05
                                                                      ===========             ===========


Weighted average number of common shares and
 common share equivalents outstanding                                   2,730,152               2,724,811
                                                                      ===========             ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           INCREASE (DECREASE) IN CASH


                                                                                Six Months Ended
                                                                                    July 31,
                                                                                    --------
                                                                           1995                    1994
                                                                           ----                    ----





Net cash provided by operating activities                             $ 1,397,412             $   286,367
                                                                      -----------             -----------


Cash flows from investing activities:
  Purchase of property and equipment                                     (560,346)               (480,542)
  Purchase of intangibles                                                 (67,591)                   --
                                                                      -----------             -----------

     Net cash used in investing activities                               (627,937)               (480,542)
                                                                      -----------             -----------


Cash flows from financing activities:
  Minority interest contributed                                            27,500                    --
  Proceeds from long-term debt                                              7,500                  50,000
  Payment of long-term debt                                              (267,489)                (55,470)
                                                                      -----------             -----------

     Net cash used in financing activities                               (232,489)                 (5,470)
                                                                      -----------             -----------


Net increase (decrease) in cash                                           536,986                (199,645)


Cash and cash equivalents - beginning of period                           527,725                 692,196
                                                                      -----------             -----------


Cash and cash equivalents - end of period                             $ 1,064,711             $   492,551
                                                                      ===========             ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.  BASIS OF PRESENTATION:

In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1995 and the results of operations and cash flows for the six months ended July 31, 1995 and 1994 and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The results of operations for the six months ended July 31, 1995 are not necessarily indicative of the operating results for the full year.



NOTE 2.  INVENTORY:

A summary of inventory follows:
                                                     July 31,        January 31,
                                                      1995             1995
                                                      ----             ----
                                                   (Unaudited)

Raw materials and supplies                         $2,169,621       $2,101,460
Work in process                                       263,864          356,888
Finished products                                     782,755          622,943
                                                   ----------       ----------

                                                   $3,216,240       $3,081,291
                                                   ==========       ==========

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

NET SALES:

Net sales for the quarter ended July 31, 1995 were $7,568,000, compared to $7,105,000 for the quarter ended July 31, 1994, an increase of $463,000 or 6.5%.

Net sales for the six months ended July 31, 1995 were $15,528,000, compared to $14,027,000 for the six months ended July 31, 1994, an increase of $1,501,000 or 10.7%.

The increases in net sales were achieved despite the loss of net sales from the Registrant's Hantico, Inc. subsidiary which ceased operations in January 1995. Net sales at Hantico, Inc. were approximately $471,000 and $957,000, respectively, for the quarter and the six months ended July 31, 1994.

The Registrant's Medical Products Division contributed approximately $390,000 and $695,000, respectively, to the increases in net sales for the quarter and the six months ended July 31, 1995. The Registrant's Haran Packaging Division contributed approximately $130,000 to the increase in net sales for the six months ended July 31, 1995. In addition, the increases in net sales by the Registrant to the advertising specialty industry were approximately $250,000 and $500,000, respectively, for the quarter and the six months ended July 31, 1995.

Net sales for the quarter ended July 31, 1995, compared to the immediately preceding quarter ended April 30, 1995, decreased $392,000 or 4.9%. This decrease was attributable to a change in the mix of products shipped.

The Registrant's backlog at July 31, 1995, was $4,482,000 compared to $3,510,000 at July 31, 1994, an increase of $972,000 or 27.7%.

COST OF SALES AND EXPENSES:

For the quarter ended July 31, 1995, compared to the quarter ended July 31, 1994, cost of sales increased to $5,077,000, compared to $4,631,000, an increase of $446,000 or 9.7%. This increase was directly attributable to increased sales.

Cost of sales for the six months ended July 31, 1995, compared to the six months ended July 31, 1994, increased $1,127,000 or 12.6%. This increase was directly attributable to increased sales.

The rising cost of raw materials caused the Registrant's gross profit percentage for the quarter ended July 31, 1995, compared to the quarter ended July 31, 1994, to decrease from 34.8% to 32.9% and for the six months ended July 31, 1995, as compared to the six months ended July 31, 1994, to decrease from 36.0% to 34.9%.

Shipping, selling, general and administrative expenses for the quarter ended July 31, 1995, decreased $95,000 from $2,153,000 to $2,058,000, or 4.6%. For the six months ended July 31, 1995, compared to the six months ended July 31, 1994, shipping, selling, general and administrative expenses increased to $4,251,000 from $4,088,000 or 3.9%. The increase for the six months ended July 31, 1995 was directly attributable to increased sales.


INTEREST EXPENSE:

Interest expense for the quarter ended July 31, 1995, compared to the quarter ended July 31, 1994, increased $8,000, or 7.8%, from $103,000 to $111,000.
Interest expense for the six months ended July 31, 1995, compared to the six months ended July 31, 1994, increased $42,000 from $191,000 to $233,000, or 22.0%. This increase was attributable to increased borrowings required to fund the start-up of the Registrant's Cycle Plastics subsidiary.

WORKING CAPITAL AND LIQUIDITY:

Working capital increased to $6,064,000 at July 31, 1995, compared to $5,507,000 at July 31, 1994, an increase of $557,000. This was a direct result of the Registrant's profitability. The ratio of current assets to current liabilities was 3.2 to 1 at July 31, 1995 compared to 3.5 to 1 at July 31, 1994. The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future.

                           PART II - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security-Holders.

               The Annual Meeting of Stockholders of the Registrant was held on June 21, 1995. Robert K. Semel, Kurt Vetter and Steven Wolosky were reelected to the Board of Directors to serve until the 1998 Annual Meeting of Stockholders and until their respective successors are elected and qualify. There were 1,841,342 votes cast in favor of such reelections. The other directors whose term of office continued after the Annual Meeting are Warner J. Heuman, Herbert Barry, Martin Gelerman, Erich Vetter, Manfred Heuman and Martin Brownstein.


Item 6.        Exhibits and Reports on Form 8-K.

               (a)    Exhibits
                      Exhibit 27; Financial Data Schedule

               (b) Reports on Form 8-K; The Registrant filed no reports on Form 8-K during the quarter ended July 31, 1995.

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




Date:  September 11, 1995