Form 10-Q
period 1995-10-31
UNIFLEX INC
filed 1995-12-12
CIK 100740

SECURITIES AND EXCHANGE COMMISSIONS
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 For The Quarterly Period Ended October 31, 1995


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

Yes /X/  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,396,332 shares of the Company's common stock - $.10 par value - were outstanding as of December 1, 1995.

                                  UNIFLEX, INC.


                                      INDEX

                                                               Page No.


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial statements


    Consolidated condensed balance sheets -
    October 31, 1995 (unaudited) and January 31, 1995                  1

    Consolidated condensed statements of income (unaudited) -

     Nine months ended October 31, 1995 and 1994                       2
     Three months ended October 31, 1995 and 1994                      3

    Consolidated statements of changes in stockholders' equity
    (unaudited) for the nine months ended October 31, 1995             4

    Consolidated condensed statements of cash flows (unaudited)
    for the nine months ended October 31, 1995 and 1994                5

    Notes to consolidated condensed financial statements (unaudited)   6


   Item 2.  Management's discussion and analysis of financial
            condition and results of operations                       7-8


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security-Holders         9

  Item 6.  Exhibits and reports on Form 8-K                            9


SIGNATURES                                                             10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                    October 31,          January 31,
ASSETS                                                                                                 1995                 1995
                                                                                                       ----                 ----
                                                                                                    (Unaudited)
Current Assets
  Cash and cash equivalents                                                                        $   765,444           $   527,725
  Accounts receivable                                                                                4,386,954             4,187,963
  Inventory                                                                                          3,097,324             3,081,291
  Prepaid expenses                                                                                     317,996               438,192
  Other current assets                                                                                 120,184               272,035
  Deferred tax asset                                                                                   294,000               301,000
                                                                                                   -----------           -----------
    Total Current Assets                                                                             8,981,902             8,808,206

Property and Equipment                                                                               6,242,476             5,641,333
Intangible Assets                                                                                      166,627               138,588
Other Assets                                                                                           639,454               730,330
                                                                                                   -----------           -----------

      Total Assets                                                                                 $16,030,459           $15,318,457
                                                                                                   ===========           ===========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt                                                             $   139,219           $   110,940
  Acquisition note payable                                                                                --                  60,000
  Accounts payable and accrued expenses                                                              2,368,386             2,815,095
                                                                                                   -----------           -----------
      Total Current Liabilities                                                                      2,507,605             2,986,035

Long-Term Debt                                                                                       3,001,107             3,847,077
Deferred Rent                                                                                          115,000                88,746
Deferred Compensation and Postretirement Medical Benefits                                            1,188,085             1,111,478
                                                                                                   -----------           -----------
      Total Liabilities                                                                              6,811,797             8,033,336
                                                                                                   -----------           -----------

Minority Interest                                                                                      192,500                  --
                                                                                                   -----------           -----------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 2,396,332 shares
   issued and outstanding                                                                              239,633               224,033
  Additional paid-in capital                                                                           931,915               424,695
  Retained earnings                                                                                  7,917,667             6,720,821
                                                                                                   -----------           -----------
                                                                                                     9,089,215             7,369,549
  Less note receivable - stock purchase                                                                 63,053                84,428
                                                                                                   -----------           -----------
      Total Stockholders' Equity                                                                     9,026,162             7,285,121
                                                                                                   -----------           -----------

      Total Liabilities, Minority Interest and Stockholders' Equity                                $16,030,459           $15,318,457
                                                                                                   ===========           ===========

The condensed consolidated balance sheet at January 31, 1995 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                              Nine Months Ended
                                                                                                                 October 31,
                                                                                                                 -----------
                                                                                                      1995                  1994
                                                                                                      ----                  ----


Net sales                                                                                          $ 24,282,289        $ 22,069,752


Cost of sales                                                                                        15,538,336          13,650,349
                                                                                                   ------------        ------------


Gross profit                                                                                          8,743,953           8,419,403
                                                                                                   ------------        ------------


Shipping and selling expenses                                                                         4,360,394           4,323,407
General and administrative expenses                                                                   2,105,905           2,163,860
                                                                                                   ------------        ------------

                                                                                                      6,466,299           6,487,267
                                                                                                   ------------        ------------

Income before other expenses                                                                          2,277,654           1,932,136
                                                                                                   ------------        ------------


Other expenses:
  Interest - net                                                                                        329,808             299,245
  Deferred compensation and postretirement medical benefits                                                --                72,489
                                                                                                   ------------        ------------


                                                                                                        329,808             371,734
                                                                                                   ------------        ------------

Income before provision for income taxes                                                              1,947,846           1,560,402
                                                                                                   ------------        ------------


Provision for income taxes:
  Current                                                                                               849,000             768,000
  Deferred                                                                                              (98,000)           (123,000)
                                                                                                   ------------        ------------

                                                                                                        751,000             645,000
                                                                                                   ------------        ------------

Net income                                                                                         $  1,196,846        $    915,402
                                                                                                   ============        ============


Earnings per share                                                                                          .44                 .34
                                                                                                   ============        ============


Weighted average number of common shares and
 common share equivalents outstanding                                                                 2,723,941           2,726,229
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

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                                         Three  Months Ended
                                                                                                              October 31,
                                                                                                              -----------
                                                                                                       1995                1994
                                                                                                       ----                ----


Net sales                                                                                            $ 8,754,093        $ 8,042,563


Cost of sales                                                                                          5,434,836          4,674,226
                                                                                                     -----------        -----------


Gross profit                                                                                           3,319,257          3,368,337
                                                                                                     -----------        -----------


Shipping and selling expenses                                                                          1,490,465          1,621,588
General and administrative expenses                                                                      724,377            777,375
                                                                                                     -----------        -----------

                                                                                                       2,214,842          2,398,963
                                                                                                     -----------        -----------

Income before other expenses                                                                           1,104,415            969,374
                                                                                                     -----------        -----------


Other expenses:
  Interest - net                                                                                          96,637            107,639
  Deferred compensation and postretirement medical benefits                                                 --               26,163
                                                                                                     -----------        -----------

                                                                                                          96,637            133,802
                                                                                                     -----------        -----------

Income before provision for income taxes                                                               1,007,778            835,572
                                                                                                     -----------        -----------


Provision for income taxes:
  Current                                                                                                433,000            418,000
  Deferred                                                                                               (26,000)           (47,000)
                                                                                                     -----------        -----------

                                                                                                         407,000            371,000
                                                                                                     -----------        -----------

Net income                                                                                           $   600,778        $   464,572
                                                                                                     ===========        ===========


Earnings per common share and common share equivalents:

  Net income                                                                                         $       .22        $       .17
                                                                                                     ===========        ===========


Weighted average number of common shares and
 common share equivalents outstanding                                                                  2,776,563          2,721,905
                                                                                                     ===========        ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          UNIFLEX, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                                   (Unaudited)


                                                                              Additional
                                             Common Stock                      Paid-In       Retained    Note Receivable
                                               Shares            Amount        Capital       Earnings    Stock Purchase     Total
                                               ------            ------        -------       --------    --------------     -----

Balance at February 1, 1994                   2,266,584      $   226,658    $   517,028    $ 5,554,881   $  (112,928)   $ 6,185,639

Purchase and retirement of common stock         (36,302)          (3,630)      (141,578)          --            --         (145,208)

Amortization of note receivable                      --             --             --             --          21,375         21,375

Net income                                           --             --             --          915,402          --          915,402
                                              -----------    -----------    -----------    -----------   -----------    -----------

Balance at October 31, 1994                   2,230,282      $   223,028    $   375,450    $ 6,470,283   $   (91,553)   $ 6,977,208
                                              ===========    ===========    ===========    ===========   ===========    ===========



Balance at February 1, 1995                   2,240,332      $   224,033    $   424,695    $ 6,720,821   $   (84,428)   $ 7,285,121

Exercise of stock options                       156,000           15,600         77,220           --            --           92,820

Tax benefit from exercise
 of stock options                                    --             --          430,000           --            --          430,000

Amortization of note receivable                      --             --             --             --          21,375         21,375

Net income                                           --             --             --        1,196,846          --        1,196,846
                                              -----------    -----------    -----------    -----------   -----------    -----------

Balance at October 31, 1995                   2,396,332      $   239,633    $   931,915    $ 7,917,667   $   (63,053)   $ 9,026,162
                                              ===========    ===========    ===========    ===========   ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           INCREASE (DECREASE) IN CASH



                                                                                                               Nine Months Ended
                                                                                                                  October 31,
                                                                                                                  -----------
                                                                                                       1995                 1994
                                                                                                       ----                 ----



Net cash provided by operating activities                                                            $ 1,980,119        $   534,170
                                                                                                     -----------        -----------


Cash flows from investing activities:
  Purchase of property and equipment                                                                    (779,172)          (717,513)
  Purchase of intangibles                                                                                (79,095)              --
                                                                                                     -----------        -----------

     Net cash used in investing activities                                                              (858,267)          (717,513)
                                                                                                     -----------        -----------


Cash flows from financing activities:
  Minority interest contributed                                                                           27,500               --
  Proceeds from long-term debt                                                                             7,500            250,000
  Payment of notes payable                                                                               (60,000)           (40,000)
  Payment of long-term debt                                                                             (951,953)           (83,205)
  Proceeds from issuance of common stock                                                                  92,820               --
  Purchase and retirement of common stock                                                                   --             (145,208)
                                                                                                     -----------        -----------

     Net cash used in financing activities                                                              (884,133)           (18,413)
                                                                                                     -----------        -----------


Net increase (decrease) in cash and cash equivalent                                                      237,719           (201,756)


Cash and cash equivalents - beginning of period                                                          527,725            692,196
                                                                                                     -----------        -----------


Cash and cash equivalents - end of period                                                            $   765,444        $   490,440
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

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION:

In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 1995 and the results of operations and cash flows for the nine months ended October 31, 1995 and 1994 and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The results of operations for the nine months ended October 31, 1995 are not necessarily indicative of the operating results for the full year.



NOTE 2.  INVENTORY:

A summary of inventory follows:

                                                                                             October 31,                January 31,
                                                                                               1995                        1995
                                                                                               ----                        ----
                                                                                            (Unaudited)
Raw materials and supplies                                                                  $1,965,396                   $2,101,460
Work in process                                                                                296,442                      356,888
Finished products                                                                              835,486                      622,943
                                                                                            ----------                   ----------

                                                                                            $3,097,324                   $3,081,291
                                                                                            ==========                   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS.

NET SALES:

         Net sales for the quarter ended October 31, 1995 were $8,754,000, compared to $8,043,000 for the same quarter in the prior year, an increase of $711,000 or 8.8%.

         Net sales for the nine months ended October 31, 1995 were $24,282,000, compared to $22,070,000 for the same period in the prior year, an increase of $2,212,000 or 10.0%.

         Net sales for the quarter ended October 31, 1995, compared to the immediately preceding quarter ended July 31, 1995, increased from $7,568,000 to $8,754,000, an increase of $1,186,000 or 15.7%.

         The increases in net sales for the quarter and the nine months ended October 31, 1995, were directly attributable to the growth in the Registrant's Medical Products Division and were achieved despite the absence of net sales from the Registrant's Hantico, Inc. subsidiary which ceased operations in January 1995. Net sales at Hantico, Inc. were approximately $488,000 and $1,445,000, respectively, for the quarter and the nine months ended October 31, 1994.

         Uniflex Southwest L.L.C., d/b/a Cycle Plastics, which began operations in April 1995 and commenced shipping product in June 1995, contributed net sales of approximately $135,000 and $170,000, respectively, for the quarter and the nine months ended October 31, 1995.

         The Registrant's backlog at October 31, 1995 was $4,945,000 compared to $4,774,000 at October 31, 1994, an increase of $171,000 or 3.6%.

COST OF SALES AND EXPENSES:

         Cost of sales for the quarter ended October 31, 1995, compared to the quarter ended October 31, 1994, increased from $4,674,000 to $5,435,000, an increase of $761,000 or 16.3%. Cost of sales for the nine months ended October 31, 1995, compared to the nine months ended October 31, 1994, increased from $13,650,000 to $15,538,000, an increase of $1,888,000 or 13.8%. These increases were directly attributable to the increases in net sales achieved by the Registrant.

         For the quarter ended October 31, 1995, compared to the immediately preceding quarter ended July 31, 1995, cost of sales increased from $5,077,000 to $5,435,000, an increase of $358,000 or 7.1%.

         For the quarter ended October 31, 1995, compared to the same period in the prior year, gross profit decreased from $3,368,000 to $3,319,000, a decrease of $49,000 or 1.5%. For the nine months ended October 31, 1995, compared to the nine months ended October 31, 1994, gross profit increased form $8,419,000 to $8,744,000, an increase of $325,000 or 3.9%. For the quarter ended October 31, 1995, compared to the immediately preceding quarter ended July 31, 1995, gross profit increased from $2,491,000 to $3,319,000, an increase of $828,000 or 33.2%. The increase in net sales and stabilization of raw materials prices were the primary factors which contributed to improved profitability.

         For the quarter ended October 31, 1995, as compared to the quarter ended October 31, 1994, shipping, selling and general and administrative expenses decreased from $2,399,000 to $2,215,000, a decrease of $184,000 or 7.7%. For the nine months ended October 31, 1995, as compared to the nine months ended October 31, 1994, shipping, selling and general and administrative expenses decreased from $6,487,000 to $6,466,000, a decrease of $21,000 or .3%. A reduction in freight out, promotional expenses and employee benefits accounted primarily for this decrease.

OTHER EXPENSES:

         For the quarter ended October 31, 1995, compared to the quarter ended October 31, 1994, other expenses decreased $37,000 from $134,000 to $97,000. For the nine months ended October 31, 1995, compared to the nine months ended October 31, 1994, other expenses decreased $42,000 from $372,000 to $330,000. These decreases were attributable to lower interest costs as a result of reduced long-term borrowings.

WORKING CAPITAL AND LIQUIDITY:

         Working capital increased to $6,474,000 at October 31, 1995, compared to $5,910,000 at October 31, 1994, an increase of $564,000 or 9.6%. The ratio of current assets to current liabilities was 3.6 to 1 at October 31, 1995. The Registrant had outstanding borrowings under its line of credit facility of
$1,450,000 at October 31, 1995, and unused additional availability of $2,050,000. The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


              (a)  Exhibits
                   Exhibit 27; Financial Data Schedule

              (b) Report on Form 8-K - The Registrant filed no reports on Form 8-K during the quarter ended October 31, 1995.

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




Date:  December 4, 1995