Form 10-K
period 1996-01-31
UNIFLEX INC
filed 1996-04-19
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  JANUARY 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  ------------------------- to ------------------

                          Commission file number 1-6339
                                                 ------

                                  UNIFLEX, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                    11-2008652
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

383 West John Street, Hicksville, New York                          11802
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code: (516) 932-2000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
           Title Of Each Class               On Which Registered
           -------------------               -------------------

      Common Stock, $.10 par value         American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 8, 1996, the aggregate market value of the Registrant's outstanding voting Common Stock held by non-affiliates of the Registrant was $11,557,908.

         As of April 8, 1996, there were 2,756,382 shares outstanding of the Registrant's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than May 30, 1996 pursuant to Regulation 14A.

                                     PART I

Item 1.  BUSINESS

                  (a) GENERAL DEVELOPMENT OF BUSINESS. Uniflex, Inc. (a Delaware corporation organized in 1973) is the successor by merger to the business and assets of Uniflex, Inc. (a New York corporation organized in 1963). Uniflex, Inc., its predecessor and subsidiaries are hereinafter collectively referred to as the Registrant. The Registrant designs, manufactures and sells a variety of plastic bags used in packaging, promotion and retailing and has been so engaged for more than the last five years.

                  In January 1996, the Registrant formed Uniflex Southeast L.L.C., a Delaware limited liability company ("Southeast") to market and distribute health and safety products and services in the southeastern United States. Uniflex Southeast, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant, is the Manager of Southeast and owns 80% of its equity. In March 1996, Southeast commenced operations in Roswell, Georgia.

                  In January 1995, the Registrant formed Uniflex Southwest L.L.C., a Delaware limited liability company ("Southwest") to manufacture and distribute plastic packaging material in the southwestern United States. The
Registrant is the Manager of Southwest and owns 80% of its equity. In April 1995, Southwest commenced operations in Albuquerque, New Mexico.

                  In July 1993, the Registrant acquired certain of the assets of Haran Packaging Co., Inc., a New York corporation engaged in the business of manufacturing, distributing and selling packaging materials ("Haran").

                  The Registrant through Hantico, Inc. (a Delaware corporation organized in December 1992) ("Hantico"), a wholly-owned subsidiary, produced buttons, button products, badges, ribbons, mirrors and magnets for the advertising specialty marketplace from December 1992 until January 1995. Celluloid political and advertising buttons comprised Hantico's major product line. In January 1995, Hantico sold substantially all of its assets to an unaffiliated third party.

                  (b)  FINANCIAL   INFORMATION  ABOUT  INDUSTRY  SEGMENTS.   Not
applicable.

                  (c) (1) NARRATIVE DESCRIPTION OF BUSINESS. The information specified in paragraphs (i)-(xiii) below is included in accordance with Item 101(c)(1) of Regulation S-K.

                           (i) The Registrant's  principal product is a flexible
plastic bag with an attached plastic handle or other closure or carrying device, known as a "specialty bag." The bag is made of polyethylene and comes in various sizes. The bag is printed from artwork (e.g., the user's product and logo) prepared either by the Registrant's in-house art and production department or supplied to the Registrant by the user or its advertising agency. Injection molded rigid polyethylene handles, in various sizes and shapes, with reusable snap-closures, are affixed to the bags by a heat-sealing process. Other specialty bags produced and marketed by the Registrant include die-cut bags, drawstring bags and litter bags. The Registrant's specialty bags are used primarily for promotional purposes including, for example, at trade shows and exhibitions. The Registrant's specialty bags are sold and marketed primarily to a network of promotional products distributors.

         The Registrant also manufactures a line of specialized bags used in various segments of the healthcare industry including hospitals, clinical laboratories and radiology departments. For this industry the Registrant manufactures a clear bag used as a secondary container for the safe transport of clinical laboratory specimens, under the trademark "Speci-Gard(R)." The Registrant markets this product primarily to healthcare and laboratory supply companies. The Registrant believes that the bag meets or exceeds OSHA standards. The bag is a liquid-tight, disposable specimen transport bag with a patented one step sealing system that is approved as a secondary container for specimen transport. The registrant also manufactures and markets a clear, radiolucent, disposable, protective cover for X-Ray cassettes under the trademark "Protex-Ray(TM)" to the healthcare market.

         The Registrant also manufactures and markets a variety of conventional polyethylene bags without carrying attachments, many of which are also printed from artwork, for use in packaging principally by various apparel and soft goods manufacturers. The Registrant also manufactures and markets flexible plastic envelopes with pressure sensitive adhesive closures for use in the air courier industry as a document handling pouch. The Registrant also sells molded plastic handles for plastic bags to other manufacturers.

         The Registrant also manufactures and markets a highly tamper-evident cash handling bag under the trademarks "Ultravault(TM) and Univault(TM)." The disposable bags are constructed of high strength polymer film, provide thermal protection from tampering, and are constructed with the Registrant's patented one step Press and Close(R) sealing system. The Registrant markets the products to cash intensive businesses including financial institutions, retail establishments and fast food chains, for the safe transport of cash and other valuables.

         The Registrant, through Southwest, produces and markets a soft loop handle bag with applications ranging from retail shopping bags to functional "pick it yourself" produce bags. Other products include a double drawstring bag, which is marketed primarily to cosmetic related firms and a reclosable, resealable, Trac-Log bag, which is marketed to healthcare and laboratory supply companies, food packaging firms and promotional products distributors.

         The Registrant, through Southeast, produces and markets infection control products for the dental industry, including a transport bag for dental impressions, antimicrobial soaps, and disinfectants.

                  The Registrant continues to develop new products. After more than a year of research, development and testing, the Registrant, in November 1994, began shipping its Ultravault(TM) "tamper evident" security bags which provide the user with visual evidence of tampering with the bag's contents. The Ultravault(TM) "tamper evident" security bags are being introduced into markets, such as banks, retailers, casino operators, stockbrokers and courier firms, which have security concerns for cash and other valuables.

         The following table sets forth the amount and percentage of sales contributed by each class of similar products for the last three fiscal years which contributed fifteen percent or more of total sales in any of such fiscal years.

                                                                                Fiscal Years ended January 31,
                                                                 ------------------------------------------------------------
                                                                      1996                    1995                   1994
                                                                      ----                    ----                   ----
                                                                                  $ in thousands
Plastic Specialty Bags (including
    handle, drawstring, cut-out and litter                           $17,931                $16,937                 $15,929
    bags)...........................................                     57%                    60%                     65%

                  The Registrant distributes approximately 44% of its products to advertising specialty distributors as part of its bag, button and ribbon advertising program. The Registrant distributes approximately 21% of its products, namely Speci-Gard(TM) and other hospital related products, to hospital supply houses and directly to hospitals. The Registrant also sells its products to various distributors for resale. Less than 10% of the Registrant's sales are directly with major retailers, chain stores, industrial concerns and other large end-users. The Registrant's products are sold through eighteen salespeople which include thirteen salespeople and five of the Registrant's officers. During the fiscal year ended January 31, 1996, the Registrant's sales staff accounted for approximately ninety-eight percent (98%) of sales while approximately two percent (2%) of sales were made through manufacturer's representatives.

                  The Registrant's sales office, including its showroom, is located at its principal executive offices in Hicksville, New York (see Item 2 below). During the fiscal year ended January 31, 1996, the Registrant incurred advertising expenditures of approximately $300,000. The Registrant mails a complete catalogue of its merchandise, updated annually. For the year ended January 31, 1996, the Registrant mailed approximately 90,000 catalogues. This program develops substantial leads for the Registrant. In addition, the Registrant receives unsolicited inquiries, referrals and leads from existing customers, which are actively pursued by the Registrant's salespersons. The Registrant also displays its merchandise at various trade shows, such as premium shows and soft-goods shows. Additionally, the Registrant mails a catalogue designed specifically for hospital supply houses and hospitals to promote its Speci-Gard(TM) products and other hospital products.

                           (ii)  Not applicable.

                           (iii) The raw materials  essential to the business of
the Registrant (primarily polyethylene plastic) are readily available. The Registrant's products are manufactured principally at the plant it leases in Westbury, New York (see Item 2 below). The Registrant owns the molds used in producing its handles, and, in addition, owns [seven (7)] injection molding machines which produce all of its requirements for such plastic handles.

                           (iv)  The  Registrant   has   registered   trademarks
protecting its logo and the names "Uniflex(TM)", "Texture-Flex(TM)", "Jet Pouch(TM)", "Tri-Flex(TM)", "Speci-Gard(TM)", "Hand-L-Bag(TM), Protex-Ray(TM), "Slip-Free(TM)", "Press and Close(TM)", "Special Air Tuff(TM)", "Uni-Box(TM)", "Micro-Tex(TM)", "Opti-Pouch(TM)", "UF(TM)", "Econovault(TM)", "Univault(TM)", "Ultravault(TM)", "Univault and Logo Design(TM)", "Bagvertising(TM)", "UF Line(TM)" and "The Bagvertising Company(TM)." The name "Uniflex(TM)" and the Uniflex logo trademark are also registered with the U.S. Patent and Trademark Office. The Registrant markets certain of its products utilizing its trademarks. The Registrant believes that the loss of one or more of its trademarks would not materially adversely affect its business.

                           (v) The  Registrant's  business  is not  affected  by
seasonal trends, however, approximately fifty percent to sixty percent of sales are traditionally made during the second half of the fiscal year. This is due to slightly higher demand during the late summer and fall seasons.

                           (vi) The Registrant's inventory consists primarily of
raw materials. The Registrant maintains sufficient material on hand to expedite orders and properly service its customers.

                           (vii)  The   Registrant   has   approximately   8,500
customers, none of which accounted for more than ten percent (10%) of sales during the fiscal year ended January 31, 1996.

                           (viii) As of January 31, 1996,  the  Registrant had a
$5,108,000 backlog of firm orders, all of which the Registrant expects to fill. As of January 31, 1995, the Registrant had a $4,659,000 backlog of firm orders, substantially all of which have been filled.

                           (ix)  Not applicable.

                           (x) The  plastic bag  industry is highly  competitive
and is comprised of many concerns making products similar to those of the Registrant. A number of these concerns are larger than the Registrant in terms of total assets, personnel, sales and financial resources. The Registrant believes that competition in the industry is based upon price, service and quality of product.

                           (xi) The Registrant did not expend  material  amounts
on Registrant sponsored research and development during the last three fiscal years.

                           (xii) In addition to the  disposal of waste  solvents
through an authorized waste disposer, the Registrant monitors its approaches to the disposal of waste solvents in order to comply with the Federal Clean Air Act, the provisions of which restrict the emission of V.O.C. (Volatile Organic Compounds).

                  The Registrant, with the assistance of independent consultants, constantly monitors compliance with Federal, state and local environmental provisions. During fiscal 1996, the Registrant spent approximately $25,000 on such compliance and estimates that $25,000 will be expended in the current fiscal year. The Registrant believes that such capital expenditures are not material to the operations of the Registrant.

                           (xiii)   The   Registrant   has   approximately   380
employees, including thirteen salespersons and fourteen officers. The Registrant's factory personnel are employed under contracts with Amalgamated Union Local 5 expiring on January 31, 1998.

                  (d)   FINANCIAL   INFORMATION   ABOUT   FOREIGN  AND  DOMESTIC
OPERATIONS AND EXPORT SALES. Not applicable.

Item 2.  PROPERTIES.

                  The Registrant owns a 44,255 square foot building at 383 West John Street, Hicksville, New York 11802, which serves as the Registrant's principal executive offices. The Registrant uses approximately 9,900 square feet at this property for executive offices, sales, accounting, computers and showroom space. Approximately 34,400 square feet is used as warehouse space and approximately 3,000 square feet has been rented to a tenant. The property is encumbered by a mortgage in the principal amount outstanding at January 31, 1996 of $1,547,000.

                  The Registrant leases a building at 474 Grand Boulevard, Westbury, New York 11590, containing approximately 72,000 square feet of space, of which approximately 32,000 square feet are used for warehousing, approximately 24,000 square feet for manufacturing, approximately 10,000 square feet for shipping and receiving and approximately 6,000 square feet for executive and clerical offices. The expiration date of the Registrant's lease is April 30, 2003. During the fiscal year ended January 31, 1996, the Registrant paid approximately $132,500 for the base annual rental of said premises. In addition, the Registrant pays the cost of real estate taxes, insurance and other expenses of maintaining the building, which expenses amounted to approximately $458,000 during the fiscal year ended January 31, 1996.

Item 3.  LEGAL PROCEEDINGS.

                  The   Registrant  is  not  a  party  to  any  material   legal
proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

                  (a)  Market Information.

                  Since June 8, 1994, the Registrant's Common Stock, $.10 par value, has traded on the American Stock Exchange (the "AMEX") under the symbol "UFX". From August 5, 1993 to June 8, 1994, the Registrant's Common Stock, $.10 par value, was traded on the Nasdaq National Market. Prior thereto, the Registrant's Common Stock traded on the Nasdaq Stock Market.

                  The following table sets forth high and low bid prices for the Company's Common Stock on Nasdaq and the high and low closing sales prices of the Common Stock on the AMEX for the periods indicated. With respect to Nasdaq prices, the prices reported reflect inter-dealer quotations and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                                          HIGH         LOW
                                                          ----         ---

         Year Ended
         January 31, 1996
            First Quarter                                 7-1/2       5-3/4
            Second Quarter                                9-3/4       5-5/8
            Third Quarter                                 8-3/4       7
            Fourth Quarter                               10-1/2       7

                                                          HIGH         LOW

         Year Ended
         January 31, 1995
            First Quarter                                 5-3/4        4-3/4
            Second Quarter (through June 8, 1994)         5-3/4        4-3/8
              (June 8 - August 31)                        6-1/4        5-1/4
            Third Quarter                                 6            4-5/8
            Fourth Quarter                                7            4-5/8

                  (b) Holders.


        Title Of Class                      Approximate Number of Record Holders
        --------------                             (as of April 8, 1996
                                            ------------------------------------

Common Stock, Par Value $.10 Per Share                         288


                  (c)  Dividends.

                  The Registrant has not declared any cash dividends on its Common Stock during the two most recent fiscal years.

                  Payment of cash dividends is within the discretion of the Registrant's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Registrant.

Item 6.  SELECTED FINANCIAL DATA.

                                                                          For the Years Ended January 31,
                                             ---------------------------------------------------------------------------------------
                                               1996                 1995               1994              1993                1992
                                               ----                 ----               ----              ----                ----
SELECTED INCOME
STATEMENT DATA:
Net Sales                                    $31,510,000        $30,133,000        $25,660,000        $22,591,000        $20,574,000
Gross Profit                                 $11,882,000        $11,830,000        $10,159,000        $ 9,058,000        $ 7,717,000
  Before Depre-
  ciation
Net Income                                   $ 1,459,000        $ 1,166,000        $   941,000        $   654,000        $    95,000
Earnings                                     $       .53        $       .43        $       .35        $       .25        $       .04
  Per Share: Note(1)

SELECTED BALANCE
SHEET DATA:
Working Capital                              $ 6,699,000        $ 5,822,000        $ 5,136,000        $ 3,510,000        $ 1,506,000
Total Assets                                 $16,283,000        $15,318,000        $13,394,000        $12,014,000        $11,213,000
Long-Term Debt(2)                            $ 2,170,000        $ 3,847,000        $ 3,968,000        $ 3,869,000        $ 2,922,000
Stockholders' Equity                         $10,245,000        $ 7,285,000        $ 6,186,000        $ 4,961,000        $ 4,254,000

- ------------------
(1) Computation of earnings per share is based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. Common stock equivalents were calculated by the use of the treasury stock method.

(2)      Exclusive of current portion of long-term debt.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY:

                  The following table, which should be read together with the Financial Statements and Notes to Financial Statements appearing elsewhere in this Report, sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to net sales of the Registrant and
(ii) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                                             Relationship To Total Revenues For the       Period to Period Increase
                                                                 Years Ended January 31,                    (Decrease) Years Ended
                                                             --------------------------------------       --------------------------

                                                             1996            1995             1994        1995-1996        1994-1995
                                                             ----            ----             ----        ---------        ---------
Net Sales                                                    100.0%          100.0%           100.0%            4.6%           17.4%
Cost of Sales Before
  Depreciation                                                62.2            60.7             60.4             7.2            18.0
Gross Profit Before
  Depreciation                                                37.8            39.3             39.6              .4            16.5
Depreciation                                                   2.2             2.3              2.7             2.3            (1.5)
Gross Profit                                                  35.6            37.0             36.9              .3            17.8
Operating Expenses:
  Shipping, Selling, General
  and Administrative Expenses
  Before Depreciation                                         26.4            28.8             28.0            (3.9)           20.7
Compensation - Stock Options                                  --              --                 .3            --            (100.0)
Interest                                                       1.3             1.3              1.5              .8             9.2
Gain on Sale of Equipment                                     --               (.3)            --            (100.0)          100.0
Deferred Compensation and
 Postretirement Benefits                                      --                .3               .7          (100.0)          (51.3)
Depreciation and Amortization                                   .5              .4               .5             4.4            14.6
  Total                                                       28.2            30.5             31.0            (3.7)           15.8
Income Before
  Provision For
  Income Taxes                                                 7.4             6.5              5.9            19.2            27.9

Provision For
  Income Taxes                                                 2.8             2.6              2.1            10.4            43.6

Cumulative Effect on Prior
  Years of Adopting SFAS 106                                  --              --                 .1            --            (100.0)

Net Income                                                     4.6%            3.9%             3.7%           25.1%           23.9%

RESULTS OF OPERATIONS:

         SALES:

                  Sales for the years ended January 31, 1996, January 31, 1995 and January 31, 1994, were $31,510,000, $30,133,000 and $25,660,000 respectively. Sales for the year ended January 31, 1996 increased $1,377,000, or 4.6%, compared to the prior year as a result of increased sales in all divisions, primarily from the Medical Packaging Division. These results were achieved without the contribution of sales from the Registrant's Hantico subsidiary which was sold in January 1995 and which contributed approximately $1,500,000 to sales during the fiscal year ended January 31, 1995. Sales for the year ended January 31, 1995, increased $4,473,000, or 17.4%, compared to the prior year, as a result of increased sales in all divisions, primarily the Medical Packaging and Haran Divisions.

         The Registrant's continued efforts to market the Medical Packaging Division's products to the healthcare industry resulted in the Medical Packing Division accounting for 23% of the Registrant's total sales, or $7,261,000, for the fiscal year ended January 31, 1996. During the year ended January 31, 1995, the Registrant also began shipping its Ultravault(TM) tamper evident security bag, which provides the user with visual evidence of tampering with the bag's contents.

         COST AND EXPENSES:

         JANUARY 31, 1996

                  Cost of sales before depreciation, as a percentage of sales, increased to 62.2% for the year ended January 31, 1996, compared to 60.7% for the prior year. This increase was due primarily to continued increases in the cost of raw materials, some of which could not immediately be reflected in increased product prices. Raw material prices during the year ended January 31, 1996 stabilized by the Registrant's fiscal third quarter ended October 31, 1995. The

Registrant's Central Purchasing Department, however, continued to enable the Registrant to efficiently manage the flow of raw materials and long-range purchasing commitments enabled the Registrant to anticipate certain increases.

                  Shipping, selling, general and administrative expenses for the year ended January 31, 1996, decreased approximately $350,000, or 3.9%, compared to the prior year. This decrease was due primarily to decreases in insurance, freight out and environmental expenses. For the year ended January 31, 1996, other expenses increased from $401,000 to $413,000, or 3%, a nominal increase.

                  Interest expense for the year ended January 31, 1996 increased $3,000, or less than 1%, compared to the year ended January 31, 1995. This increase was attributable to a nominal increase in borrowings at the start of the Registrant's 1996 fiscal year due to the start up of Southwest.

         JANUARY 31, 1995

                  Cost of sales before depreciation, as a percentage of sales, increased to 60.7% for the year ended January 31, 1995, compared to 60.4% for the prior year. This nominal increase was due to large increases in the cost of raw materials, some of which could not immediately be reflected in increased product prices until the Registrant's new catalog was prepared and mailed. Raw material prices during the year ended January 31, 1995 increased approximately 50% compared to the prior fiscal year. The Registrant's Central Purchasing Department, however, enabled the Registrant to efficiently manage the flow of raw materials and long-range purchasing commitments enabled the Registrant to anticipate certain increases. In addition, prompt payment by the Registrant, for raw materials, at a discount, aided in moderating the effect of these increases.

                  Shipping, selling, general and administrative expenses for the year ended January 31, 1995, increased approximately $1,504,000, or 20.6%, compared to the prior year. This increase was due to increases in commissions and selling expenses directly related to the increase in sales. For the year ended January 31, 1995, other expenses decreased from $648,000 to $401,000, or 38%, as a direct result of the gain from the sale of the Registrant's Hantico Division and a reduction in deferred compensation expense as a result of changes in actuarial assumptions.

                  Interest expense for the year ended January 31, 1995 increased $35,000, or 9.2%, compared to the year ended January 31, 1994. This increase was attributable to increases in the interest rate charged by the Registrant's lender and a nominal increase in borrowings.

         INCOME BEFORE PROVISION FOR INCOME TAXES:

                  Income before provision for income taxes for the year ended January 31, 1996, increased approximately $374,000, or 19.2%, to approximately $2,317,000 compared to approximately $1,943,000 for year ended January 31, 1995. This increase was primarily attributable to increased sales, continued improvements in manufacturing operations and a reduction in shipping, selling, general and administrative expenses. Income before provision for income taxes for the year ended January 31, 1996 would have been $150,000 greater without the start up costs associated with Southwest.

                  Income before provision for income taxes for the year ended January 31, 1995, increased approximately $424,000, or 28%, to approximately $1,943,000 compared to approximately $1,519,000 for the year ended January 31, 1994. This increase was primarily attributable to the 17.4% increase in sales without a corresponding increase in operating expenses.

         PROVISION FOR INCOME TAXES:

                  Provision for income taxes for the year ended January 31, 1996, was $858,000 compared to $777,000 for the prior year primarily due to the increase of $374,000 in income before provision for income taxes.

                  Provision for income taxes for the year ended January 31, 1995, was $777,000 compared to $541,000 for the prior year. Utilizing standard federal and state tax rates, $183,000 of the increase was directly attributable to the increase of $424,000 in income before provision for income taxes. In addition, during the year ended January 31, 1994, the Registrant recognized an $84,000 credit to the provision for income taxes as a result of a decrease in the valuation allowance against its deferred tax assets.

         LIQUIDITY AND CAPITAL COMMITMENTS:

                  Working capital for the fiscal year ended January 31, 1996, increased to $6,699,000 from $5,822,000 for the year ended January 31, 1995. This increase of $877,000, or 15.1%, was directly attributable to operating activities during fiscal 1996. This increase resulted in a working capital ratio of 3.9 to 1 as January 31, 1996.

         On April 24, 1995, the Registrant entered into a new revolving credit facility establishing a three-year $4,000,000 facility. Proceeds of the credit facility were used for the repayment of indebtedness, permitted acquisitions and working capital. The credit agreement contains financial covenants relating to, among other things, capital expenditures, minimum debt service coverage, minimum working capital, minimum tangible net worth, the ratio of current assets to current liabilities and the ratio of total liabilities to tangible net worth. Borrowings under the credit facility will bear interest, at the Registrant's option, either at the bank's prime rate or at a rate 1-1/2% per annum in excess of LIBOR (London Interbank Offered Rate). During the course of the fiscal year ended January 31, 1996, the Registrant periodically reduced its debt and on

February 13, 1996 repaid its indebtedness under the credit facility. The Registrant has unused lines of credit under its revolving credit facility of $4,000,000. The Registrant believes that it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital resource requirements for the foreseeable future and to fund potential acquisitions. The Registrant currently has budgeted $500,000 for capital improvements in fiscal 1996.

                  In December 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). SFAS 106 requires that a company recognize costs currently that will be incurred in the future relating to medical and other benefits to be provided after retirement. SFAS 106 was implemented for the Registrant's fiscal year ending January 31, 1994, and in the opinion of management, the adoption of SFAS 106 was not material to the financial condition of the Registrant.

                  In February 1992, FASB issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Companies are required to adopt SFAS 109 for years beginning after December 15, 1992. SFAS 109 requires that deferred income taxes be recorded using the liability method and restricts the conditions under which a deferred asset may be recorded. The Registrant is given the choice of reflecting the adoption of SFAS 109 in the year of change or restating any number of prior years. The Registrant adopted SFAS 109 as of February 1, 1993, and, in the opinion of management, its adoption had no material effect on the financial condition of the Registrant. Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The financial statements and supplementary data are included under Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

                                    PART III

                  The  information  required  by Items 10, 11, 12 and 13 of this
Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than May 30, 1996 pursuant to Regulation 14A.

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES AND REPORTS ON FORM 8-K

                  (a)  (1) FINANCIAL STATEMENTS

The following financial statements of Uniflex,  Inc., otherwise includable under
Item 8, are included in this Item 14:

INDEX                                                            PAGE

Reports of Independent Auditors                                   F-1

Balance Sheets at January 31,
  1996 and 1995                                                   F-3

Statements of Income for the
  years ended January 31, 1996,
  1995 and 1994                                                   F-4

Statements of Cash Flows for the
  years ended January 31, 1996,
  1995 and 1994                                                   F-5

Statements of Changes in
  Stockholders' Equity for the years
  ended January 31, 1996, 1995 and 1994                           F-6

Notes to Financial Statements                                     F-7

                (2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II     Valuation and Qualifying Accounts
                  and Reserves                                    F-21

                  Other   schedules  are  omitted  because  of  the  absence  of
conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                  Separate financial statements and supplemental schedules of the Registrant are omitted since the Registrant is primarily an operating company and its subsidiaries, included in the financial statements being filed, do not have a minority equity interest or indebtedness to any person other than the Registrant in an amount which exceeds five percent of the total assets as shown by the financial statements as filed herein.

                  (3)  EXHIBITS

NO.                                                                   REFERENCE
- ---                                                                   ---------

3. (a)   Articles of  Incorporation  (as filed with the Secretary
         of State of Delaware on April 16, 1973) and By-laws               (1)

   (b)   Certificate of Amendment of Certificate of Incorporation
         as filed  with the  Secretary  of State of the  State of
         Delaware on June 29, 1987                                         (2)

   (c)   Amended and Restated By-Laws adopted on June 29, 1989             (3)

4.       See Articles of Incorporation included herein as Exhibit 3        (1)

10.(a)   Stock Option Agreement of Warner J. Heuman dated
         February 1, 1987                                                  (2)

   (b)   Stock Option Agreement of Manfred M. Heuman dated
         February 1, 1987                                                  (2)

   (c)   Stock Option Agreement of Erich Vetter dated February 1, 1987     (2)

   (d)   Lease dated August 12, 1977 between the  Registrant,  as
         Tenant,  and Harold R. Abrams,  Rosalie Abrams Katz, Ira
         Parris  and  Annette  Parris,   as  Landlord,   for  the
         Registrant's  manufacturing  facility in  Westbury,  New
         York                                                              (1)

   (e)   Registrant's Profit Sharing Plan and Trust dated January
         22, 1976, as amended                                              (1)

   (f)   Stock Option Agreement of Robert K. Semel dated
         December 21, 1990                                                 (4)

   (g)   Deferred Compensation and Consulting and Non-Competition
         Agreements of Erich Vetter dated as of April 28, 1991             (4)

   (h)   Deferred Compensation and Consulting and Non-Competition
         Agreements  of Manfred M.  Heuman  dated as of April 28,
         1991                                                              (4)

   (i)   Deferred Compensation and Consulting and Non-Competition
         Agreements  of  Warner J.  Heuman  dated as of April 28,
         1991                                                              (4)

   (j)   Amended Stock Option Agreement of Erich Vetter dated
         August 29, 1990                                                   (4)

   (k)   Amended Stock Option Agreement of Manfred M. Heuman dated
         August 29, 1990                                                   (4)

   (l)   Amended Stock Option Agreement of Warner J. Heuman dated
         August 29, 1990                                                   (4)

   (m)   Profit Sharing 401(k) Plan of the Registrant                      (5)

   (n)   Lease   Extension  and   Modification   Agreement  dated
         December 5, 1992 between the Registrant,  as Tenant, and
         Ira Parris,  Annette  Parris,  Rosalie  Abrams Katz, and
         David S. Rhine and Howard M. Abrams, Trustees of Trust B
         under the Last Will and Testament of Samuel  Abrams,  as
         Landlord, for the Registrant's manufacturing facility in
         Westbury, New York                                                (6)

   (o)   Asset  Purchase  Agreement  dated as of July 1, 1993, by
         and among the Registrant,  Haran Packaging Co., Inc. and
         Neil Sklar                                                        (7)

   (p)   Credit  Agreement dated as of April 24, 1995 between the
         Registrant and The Chase Manhattan Bank, N.A.                     (8)

   (r)   Promissory  Note  in the  maximum  principal  amount  of
         $3,500,000   between  the   Registrant   and  The  Chase
         Manhattan Bank, N.A.                                              (8)

   (s)   Guaranty  of Uniflex  Southwest  L.L.C.  in favor of The
         Chase Manhattan Bank, N.A.                                        (8)

   (t)   Guaranty of Hantico, Inc. in favor of The Chase Manhattan
         B0nk, N.A.                                                        (8)

   (u)   Employment Agreement of Herbert Barry dated as of
         February 1, 1996

   (v) Second Amended and Restated Employment of Robert K. Semel dated as of February 1, 1996

   (w)   Employment Agreement of Martin Brownstein dated as of
         February 1, 1996

23.1 Consent of Patrusky Mintz & Semel to the incorporation by reference to the Registrant's Registration Statement on Form S-8 of the independent auditors' report included herein.

23.2 Consent of Miller, Ellin & Company to the Incorporation by reference to the Registrant's Registration Statement on Form S-8 of the independent auditors' report herein.

27.         Financial Data Schedule.

   (b)  REPORTS ON FORM 8-K

                  None.

- -------------------------

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1981.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1987.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1988.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1991.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1992.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1993.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1994.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1995.

                                POWER OF ATTORNEY

         Uniflex, Inc. and each of the undersigned do hereby appoint Herbert Barry and Robert K. Semel, and each of them severally, its or his true and lawful attorneys to execute on behalf of Uniflex, Inc. and the undersigned any and all amendments to this Report and to file same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the other.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of April, 1996.

                                   UNIFLEX, INC.
                                   (Registrant)

                                    By:/S/ Herbert Barry
                                       -----------------
                                           Herbert Barry, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                  Signature                                        Title                                      Date
                  ---------                                        -----                                      ----

/S/ Warner J. Heuman                             Director                                                 April 19, 1996
- ---------------------
Warner J. Heuman

/S/ Herbert Barry                                Chairman Of The Board And Director                       April 19, 1996
- ---------------------
Herbert Barry

/S/ Erich Vetter                                 Director                                                 April 19, 1996
- ---------------------
Erich Vetter

/S/ Robert K. Semel                              President, Secretary And Director                        April 19, 1996
- ---------------------
Robert K. Semel

/S/ Kurt Vetter                                  First Vice President-Engineering And                     April 19, 1996
- ---------------------                            Director
Kurt Vetter

/S/ Manfred M. Heuman                            Director                                                 April 19, 1996
- ---------------------
Manfred M. Heuman

/S/ Robert Gugliotta                             Vice President-finance, Treasurer And                    April 19, 1996
- ---------------------                            Controller
Robert Gugliotta

/S/ Martin Brownstein                            Senior Vice President And Director                       April 19, 1996
- ---------------------
Martin Brownstein

/S/ Martin Gelerman                              Director                                                 April 19, 1996
- ---------------------
Martin Gelerman

/S/ Steven Wolosky                               Director                                                 April 19, 1996
- ---------------------
Steven Wolosky

                         UNIFLEX, INC. AND SUBSIDIARIES
                                JANUARY 31, 1996

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
UNIFLEX, INC.

We have audited the accompanying consolidated balance sheet of Uniflex, Inc. and Subsidiaries as of January 31, 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniflex, Inc. and Subsidiaries as of January 31, 1996, and the results of their operations and their cash flows for the year ended January 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




PATRUSKY, MINTZ & SEMEL
CERTIFIED PUBLIC ACCOUNTS

New York, New York
April 8, 1996
                                       F-1

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
UNIFLEX, INC.
HICKSVILLE, N.Y.

We have audited the accompanying consolidated balance sheets of Uniflex, Inc. and Subsidiaries as of January 31, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended January 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniflex, Inc. and Subsidiaries as of January 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        /s/ MILLER, ELLIN & COMPANY
                                        ---------------------------
                                        MILLER, ELLIN & COMPANY
                                        CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 21, 1995

                         UNIFLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1996 AND 1995

ASSETS                                                 1996                         1995
- ------                                                 ----                         ----
CURRENT ASSETS
  Cash and cash equivalents (Note 1)              $  1,196,593                $    527,725
  Accounts receivable (net of
   allowances of $174,500 in 1996
    and $184,327 in 1995)                            3,364,989                   4,187,963
  Inventory (Notes 1 and 3)                          2,699,948                   3,081,291
  Refundable and prepaid income taxes                  898,610                        --
  Prepaid expenses and other current
   assets                                              606,943                     710,227
  Deferred tax asset (Notes 1 and 7)                   269,900                     301,000
                                                  ------------                ------------
      Total current assets                           9,036,983                   8,808,206

PROPERTY AND EQUIPMENT(Notes 1,4 and 5)              6,427,427                   5,641,333

INTANGIBLE ASSETS (Notes 1 and 2)                      156,404                     138,588

OTHER ASSETS                                           661,798                     730,330
                                                  ------------                ------------

      Total assets                                $ 16,282,612                $ 15,318,457
                                                  ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term
   debt (Note 5)                                  $    151,646                $    110,940
  Accounts payable                                   1,234,487                   1,658,650
  Acquisition note payable (Note 2)                       --                        60,000
  Accrued liabilities (Note 6)                         952,018                     865,290
  Income taxes payable                                    --                       291,155
                                                  ------------                ------------
      Total current liabilities                      2,338,151                   2,986,035
                                                  ------------                ------------

LONG-TERM DEBT (Note 5)                              2,169,506                   3,847,077
                                                  ------------                ------------
DEFERRED RENT (Note 1)                                 122,496                      88,746
                                                  ------------                ------------
DEFERRED COMPENSATION AND POSTRETIREMENT
 BENEFITS (Note 13)                                  1,215,124                   1,111,478
                                                  ------------                ------------

COMMITMENTS (Note 14)

MINORITY INTEREST  (Note 9)                            192,500                        --
                                                  ------------                ------------

STOCKHOLDERS' EQUITY (Notes 8, 9 and 10)
   Common stock - par value $.10 per share
   10,000,000 shares authorized; issued and
   outstanding 2,666,384 in 1996 and
   2,240,334 in 1995                                   266,638                     224,033
  Additional paid-in capital                         1,854,723                     424,695
  Retained earnings                                  8,179,402                   6,720,821
                                                  ------------                ------------
                                                    10,300,763                   7,369,549
  Less Note receivable - stock
   purchase (Note 8)                                   (55,928)                    (84,428)
                                                  ------------                ------------
                                                    10,244,835                   7,285,121
      Total liabilities and stockholders'
       equity                                     $ 16,282,612                $ 15,318,457
                                                  ============                ============

The accompanying notes are an integral part of the financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                        1996            1995            1994
                                        ----            ----            ----

Net sales                           $ 31,509,963   $ 30,133,067    $ 25,660,000
Cost of sales                         20,322,952     18,981,930      16,190,509
                                    ------------   ------------    ------------
Gross profit                          11,187,011     11,151,137       9,469,491

Shipping, selling, general
 and administrative expenses           8,457,319      8,807,390       7,302,487
                                    ------------   ------------    ------------
Income before other expenses           2,729,692      2,343,747       2,167,004
                                    ------------   ------------    ------------

Other (income) expenses:
  Deferred compensation and
   postretirement benefits                  --           84,931         174,322
  Compensation - stock options              --             --            98,000
  Interest - net (Note 12)               413,111        410,016         375,408
  Gain on sale of equipment
   and inventory (Note 2)                   --          (94,140)           --
                                    ------------   ------------    ------------
                                         413,111        400,807         647,730
                                    ------------   ------------    ------------
Income before provision
 for income taxes and
2cumulative effect of a change
 in accounting principle               2,316,581      1,942,940       1,519,274

Provision for income taxes
 (Notes 1 and 7)                         858,000        777,000         541,000
                                    ------------   ------------    ------------

Income before cumulative
 effect of change in
 accounting principle                  1,458,581      1,165,940         978,274

Cumulative effect on prior
 years of adopting SFAS 106-
 net of tax benefit of $26,000              --             --           (36,895)
                                    ------------   ------------    ------------

Net income                          $  1,458,581   $  1,165,940    $    941,379
                                    ============   ============    ============

Earnings per common share and
 common share equivalents:
 Income before cumulative
  effect of a change in
  accounting principle              $        .53   $        .43    $        .36
 Cumulative effect on prior
  years of adopting SFAS 106-
  net of tax benefit                        --             --              (.01)
                                    ------------   ------------    ------------

Net income                          $        .53   $        .43    $        .35
                                    ============   ============    ============

Proforma amounts assuming
 SFAS 106 is applied
 retroactively:
  Net income                        $       --     $       --      $    978,274
                                    ============   ============    ============
  Earnings per common share
   and common share equivalents     $       --     $       --      $        .36
                                    ============   ============    ============
Weighted average number of
 common shares and common
 share equivalents outstanding         2,745,868      2,719,114       2,695,154
                                    ============   ============    ============

The accompanying notes are an integral part of the financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                     1996                    1995                    1994
                                                     ----                    ----                    ----

Cash flows from operating activities:
  Net income                                     $ 1,458,581             $ 1,165,940             $   941,379
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Cumulative effect on prior
     years of adopting SFAS 106                         --                      --                    36,895
    Gain on sale of equipment
     and inventory                                      --                   (94,140)                   --
    Deferred compensation,
     postretirement medical
     benefits and
     related interest                                103,646                 179,777                 255,903
    Depreciation and amorti-
     zation                                          852,956                 816,911                 812,708
    Equity issued as
     compensation                                     17,815                  50,250                   4,950
    Compensation - stock options                        --                      --                    98,000
    Amortization of note
     receivable                                       28,500                  28,500                  28,500
    Deferred rent                                     33,750                  47,499                  41,247
    Deferred income taxes                            (85,260)               (190,000)               (258,000)
  Changes in assets and
   liabilities net of effects
   of acquisition of assets
   of subsidiary:
    Accounts receivable                              822,974                (993,809)               (555,131)
    Inventory                                        381,343                (596,366)                 85,241
    Prepaid expenses and
     other current assets                            103,284                (145,572)               (219,258)
    Other assets                                      81,748                (300,093)                (70,484)
    Accounts payable                                (424,163)                476,987                 205,940
    Accrued liabilities                               86,726                 146,485                (225,839)
    Income taxes - receivable
     and prepaid                                       3,235                 167,858                (179,702)
                                                 -----------             -----------             -----------

     Net cash provided by
      operating activities                         3,465,135                 760,227               1,002,349
                                                 -----------             -----------             -----------

Cash flows from investing activities:
  Purchase of property and
   equipment                                      (1,109,829)               (910,367)               (473,443)
 Proceeds from sale of
  equipment and inventory                               --                   255,900                    --
  Acquisition of assets from
   Haran Packaging, Inc.                                --                      --                   (78,000)
  Purchase of intangible
   assets                                            (83,077)                (24,083)                   --
                                                 -----------             -----------             -----------

     Net cash used in
       investing activities                       (1,192,906)               (678,550)               (551,443)
                                                 -----------             -----------             -----------

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D.)
               FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                     1996                     1995                     1994
                                                     ----                     ----                     ----

Cash flows from financing activities:
  Proceeds from minority
   contribution                                  $    27,500              $      --                $      --
  Proceeds of long-term debt                           7,500                   50,000                  400,000
  Payment of long-term debt                       (1,900,181)                (110,940)                (360,939)
  Payment for retirement of
   common stock                                         --                   (145,208)                    --
  Proceeds from exercise of
   stock options                                     261,820                     --                     29,250
  Payment of notes payable                              --                    (40,000)                (150,000)
                                                 -----------              -----------              -----------

   Net cash used in
    financing activities                          (1,603,361)                (246,148)                 (81,689)
                                                 -----------              -----------              -----------


Net increase (decrease) in cash
 and cash equivalents                                668,868                 (164,471)                 369,217

Cash and cash equivalents -
 beginning of year                                   527,725                  692,196                  322,979
                                                 -----------              -----------              -----------

2
Cash and cash equivalents -
 end of year                                     $ 1,196,593              $   527,725              $   692,196
                                                 ===========              ===========              ===========

The accompanying notes are an integral part of the financial statements.


                                  F-5 (Cont'd)

                         UNIFLEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                      Common Stock             Additional
                                                      ------------              Paid-in       Retained    Note Receivable
                                                   Amount      Shares           Capital       Earnings    Stock Purchase     Total
                                                   ------      ------           -------       --------    --------------     -----

Balance at January 31, 1993                    $   111,134    $ 1,111,342    $   377,327    $ 4,613,502   $  (141,428)   $ 4,960,535
Issuance of common stock as
 partial payment for covenant
 not to compete (Note 2)                             1,250         12,500         89,375           --            --           90,625

Exercise of stock options (Note 9)                     900          9,000         28,350           --            --           29,250

Tax benefit from exercise of
 stock options (Note 10)                              --             --           32,400           --            --           32,400

Compensation recognized upon
 reissuance of stock options
 with an exercise price less
 than market (Note 10)                                --             --           98,000           --            --           98,000

Two for one stock split (Note 8)                   113,284      1,132,842       (113,284)          --            --             --

Issuance of common stock as
 compensation                                           90            900          4,860           --            --            4,950

Amortization of note receivable
 (Note 8)                                             --             --             --             --          28,500         28,500

Net income                                            --             --             --          941,379          --          941,379
                                               -----------    -----------    -----------    -----------   -----------    -----------

Balance at January 31, 1994                        226,658      2,266,584        517,028      5,554,881      (112,928)     6,185,639
Retirement of common stock                          (3,630)       (36,300)      (141,578)          --            --         (145,208

Issuance of common stock as
 compensation                                        1,005         10,050         49,245           --            --           50,250

Amortization of note receivable
 (Note 8)                                             --             --             --             --          28,500         28,500

Net income                                            --             --             --        1,165,940          --        1,165,940
                                               -----------    -----------    -----------    -----------   -----------    -----------

Balance at January 31, 1995                        224,033      2,240,334        424,695      6,720,821       (84,428)     7,285,121
Exercise of stock options (Note 9)                  42,400        424,000        219,420           --            --          261,820

Tax benefit from exercise of stock
 options (Note 10)                                    --             --        1,193,000           --            --        1,193,000

Issuance of common stock as
 compensation                                          205          2,050         17,608           --            --           17,813

Amortization of note receivable
 (Note 8)                                             --             --             --             --          28,500         28,500

Net income                                            --             --             --        1,458,581          --        1,458,581
                                               -----------    -----------    -----------    -----------   -----------    -----------

Balance at January 31, 1996                    $   266,638    $ 2,666,384    $ 1,854,723    $ 8,179,402   $   (55,928)   $10,244,835
                                               ===========    ===========    ===========    ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS AND CONCENTRATION OF CREDIT RISK:

Uniflex,  Inc.  (the  "Company")  designs,  manufactures  and sells a variety of plastic bags, used in packaging, promotion and retailing, primarily to advertising specialty distributors, hospitals or hospital supply houses and major retailers. One of its subsidiaries (which was disposed of as discussed in Note 2) also produced buttons, button products, badges, ribbons, mirrors and magnets for the advertising specialty marketplace, which did not constitute a reportable business segment. The Company extends credit to its customers and historically has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Hantico, Inc. (currently inactive - Note 2) organized in December 1992, an 80% interest in Uniflex Southwest L.L.C., organized in January 1995, and an 80% interest in Uniflex Southeast L.L.C., organized in January 1996 and inactive until March 1996. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

The Company considers cash and cash equivalents to include highly liquid debt instruments purchased with a maturity of three months or less. At times, such investments may be in excess of federal insurance limits.

INVENTORY:

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the life of the lease, if shorter.

The Company constructs certain machinery and equipment for its own use. When completed, the material, labor and other costs related to construction are capitalized and depreciated over the estimated useful life of the asset.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.):

INTANGIBLE ASSETS:

Intangible assets consist primarily of patent costs, a covenant not to compete, deferred loan acquisition costs, and a customer list. The values are being amortized, on a straight-line basis over the period of expected benefit ranging from four to five years. Accumulated amortization at January 31, 1996 and 1995 was $160,872 and $95,610, respectively.

DEFERRED RENT:

Deferred rent payable represents the excess of recognized rent expense over scheduled lease payments, which will be credited to future operations.

DEFERRED INCOME TAXES:

Effective   February  1,  1993,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws as they occur. The Company's adoption of SFAS 109 had no material effect on the consolidated financial statements.

EARNINGS PER SHARE:

Computation of earnings per share is based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. Common stock equivalents were calculated by use of the treasury stock method. The number of shares used in the computations of earnings per share were 2,745,868; 2,719,114; and 2,695,154 in 1996, 1995 and 1994,
respectively, after giving effect to stock splits (Note 8).

REVENUE RECOGNITION:

Revenue is recognized when orders are shipped.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

                       UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.):

ADVERTISING COSTS:

Advertising costs are charged to operations as incurred. Catalog costs are accounted for as a prepaid expense and are amortized over a twelve month period. Advertising expenses inclusive of catalog costs charged to operations for the year ended January 31, 1996, 1995 and 1994 were approximately $294,000, $357,000 and $315,000, respectively.

NOTE 2.  ACQUISITIONS/DISPOSALS:

Effective December 11, 1992, the Company's wholly-owned subsidiary, Hantico, Inc., purchased the inventory, fixed assets and accounts receivable of Hand Tip and Novelty Co., Inc. for $301,155 of which $199,155 was paid in cash and the balance of $102,000 was evidenced by a note payable without interest. The note was paid in June 1993.

On January 12, 1995, Hantico, Inc. sold its existing inventory, machinery, equipment, furniture and its customer lists, trademarks and tradenames for a purchase price of $221,000, resulting in a gain of $59,240.

On July 16, 1993, the Company purchased the customer list and certain machinery and equipment of Haran Packaging, Inc. for $158,000. The Company paid $33,000 cash and issued notes, bearing interest at the rate of 4% per annum, for the remaining balance of $125,000. The notes were paid in full as of January 31, 1996.

Concurrently, the stockholder of Haran Packaging, Inc. entered into a $158,625 four year covenant not to compete agreement with the Company. The Company paid $45,000 in cash, issued a note payable for $23,000 and issued 12,500 shares of restricted common stock at fair market value for the balance. The note and interest, payable at 4% per annum, were paid December 31, 1993.

The customer list and covenant not to compete are being amortized on a straight-line basis over two and four years, respectively. Amortization expense for the years ended January 31, 1996, 1995 and 1994 approximated $52,000, $63,000 and $31,000, respectively.

NOTE 3.  INVENTORY:

A summary of inventory follows:
                                             January 31,

                                         1996           1995
                                         ----           ----

       Raw materials and supplies     $ 1,755,374    $ 2,101,460
       Work-in-process                    227,715        356,888
       Finished products                  716,859        622,943
                                      -----------    -----------

            Total                     $ 2,699,948    $ 3,081,291
                                      ===========    ===========

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                  January 31,             Estimated Useful
                              1996           1995           LIFE IN YEARS
                              ----           ----         ---------------
Land                       $   860,000    $   860,000             -
Building and
 improvements                2,743,024      2,728,447           31.5
Machinery and equipment      8,466,354      7,453,336           10
Leasehold improvements         594,672        413,509          Various
Plates and engravings          549,159        645,567            5
Furniture and fixtures         575,378        405,216           5-10
Delivery equipment              34,462         34,012            4
Machinery under
 construction                  300,787        235,307             -
                           -----------    -----------
                            14,123,836     12,775,394
Less accumulated
 depreciation and
 amortization                7,696,409      7,134,061
                           -----------    -----------
     Total                 $ 6,427,427    $ 5,641,333
                           ===========    ===========

Included in the above is property and equipment under capital leases as follows:

                                January 31,
                            1996          1995
                            ----          ----

Machinery and Equipment   $ 69,054            -
Furniture and Fixtures     126,762       $    -
                          --------       ------
                           195,816            -
Accumulated depreciation    13,243
                          $182,573       $    -
                          ========       ======

Depreciation and amortization expense charged to operations for the years ended January 31, 1996, 1995 and 1994 amounted to $770,930, $753,167, and $764,139, respectively.

NOTE 5.  LONG-TERM DEBT:

Long-term debt consists of the following:
                                                 January 31,
                                             1996           1995
                                             ----           ----
Bank loan (A)                             $  600,000      $   -

Revolving credit agreement (B)                -            2,300,000

Mortgage  payable - bank -  payable  in
 monthly  installments  of  $9,245  plus
 interest at prime plus 1/4% to 2009 -
 secured by land, building and certain
 improvements (C)                          1,547,077       1,658,017

Capital lease obligations (Note 14)          166,575          -
                                           ----------      ---------
    Sub Total                              2,313,652       3,958,017

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  LONG-TERM DEBT (CONT'D.):
                                                 January 31,
                                             1996           1995
                                             ----           ----

   Balance Forward                        $2,313,652     $3,958,017

Note payable - minority interest -
 payable on January 1, 2000 with
 interest at 7% per annum - unsecured          7,500          -
                                          ----------     ----------
                                           2,321,152      3,958,017
Less current maturities                      151,646        110,940
                                          ----------     ----------

     Total                                $2,169,506     $3,847,077
                                          ==========     ==========

Interest expense charged to operations for the years ended January 31, 1996, 1995 and 1994 amounted to $323,963, $314,528 and $296,511, respectively.

Following are the maturities of long-term debt as of January 31, 1996 and for each of the next five years and in the aggregate:

                             1997         $  151,646
                             1998            155,592
                             1999            744,934
                             2000            154,353
                             2001            122,249
                             Thereafter      992,378
                                          ----------

                                          $2,321,152

(A) On April 24, 1995, the Company entered into a credit agreement with its lending bank. The agreement provides for the Company to borrow up to $3,500,000, payable interest only at the prime rate or LIBOR plus 1- 1/2% through April 24, 1998, at which time the balance outstanding is payable in full. The loan is unsecured.

The loan is also subject to a 1/4% commitment fee on the average unused loan portion. The agreement contains covenants and restrictions relating to net worth, working capital, indebtedness, financial ratios, dividends, capital expenditures, investments, acquisition, earnings and continuity of management.

The loan was paid in full as of February 13, 1996.

(B) On January 21, 1994, the Company entered into a revolving credit agreement with its lending bank. The agreement provided for the Company to borrow up to $2,750,000 payable interest only at the prime rate until January 1997. Quarterly installments of $125,000 became due commencing May 1, 1997 with one installment of the unpaid balance due on January 21, 2000.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  LONG-TERM DEBT (CONT'D.):

On February 14 1995, the revolving credit agreement with the bank was amended providing for the Company to borrow an additional $600,000. In April 1995, the balance was paid with the proceeds of the bank loan described in (A) above.

The loan was collateralized by all machinery and equipment, fixtures and the cash in the account of that lending institution. The loan was also subject to a 1/4% commitment fee on the average unused loan portion. The agreement contained covenants and restrictions relating to net worth, working capital, indebtedness, financial ratios, dividends, capital expenditures, investments, acquisitions, earnings and continuity of management.

(C) Effective April 1, 1994, the interest rate on the mortgage payable was reduced from prime plus 3/4% to prime plus 1/4%. The mortgage contains certain covenants regarding net worth and debt service.

There were no short-term borrowings outstanding as of January 31, 1996, 1995 and 1994.



NOTE 6.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                      January 31,
                                 1996             1995

Accrued commissions          $   365,711      $   289,625
Accrued payroll                  370,985          312,689
Accrued vacation                 164,400          203,147
Accrued interest                   7,664           11,115
Other                             43,258           48,714
                             -----------      -----------

     Total                   $   952,018      $   865,290
                             ===========      ===========

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES:

The provision for income taxes consists of the following:

                                                        January 31,
                                      ------------------------------------------------
                                         1996               1995               1994

                                         ----               ----               ----
 Current:
   Federal                            $ 859,000          $ 827,000          $ 673,000
  State                                  84,000            140,000            126,000
                                      ---------          ---------          ---------

                                        943,000            967,000            799,000
                                      ---------          ---------          ---------
 Deferred:
   Federal                              (69,000)          (163,000)          (155,000)
   State                                (16,000)           (45,000)           (19,000)
   Change in state tax
    law                                    --              (61,000)              --
                                      ---------          ---------          ---------

                                        (85,000)          (269,000)          (174,000)
                                      ---------          ---------          ---------
 Change in valuation
  allowance                                --               79,000            (84,000)
                                      ---------          ---------          ---------
                                        (85,000)          (190,000)          (258,000)
                                      ---------          ---------          ---------

    Total                             $ 858,000          $ 777,000          $ 541,000
                                      =========          =========          =========

                                                        January 31,
                                      ------------------------------------------------
                                           1996               1995               1994
                                      ---------          ---------          ---------
At Federal statutory
 rates                                $ 788,000          $ 660,000          $ 516,000
Effect of:
 Permanent differences                   22,000             12,000             12,000
 Prior years' assessments
  and over/underaccruals                (25,000)            38,000             23,000
 State income taxes, net
  of federal benefit                     92,000             72,000            107,000
 State investment tax
  credits, net of federal
  benefit                               (19,000)           (23,000)           (33,000)
 Change in state tax law                   --              (61,000)              --
 Change in valuation
  allowance                                --               79,000            (84,000)
                                      ---------          ---------          ---------
      Total                           $ 858,000          $ 777,000          $ 541,000
                                      =========          =========          =========

At January 31, 1996, the Company has available for state income tax purposes unused investment tax credits of approximately $331,000 expiring through the year 2006.

The net current and non-current components of deferred income taxes recognized in the balance sheet are as follows:
                                          January 31,
                                     1996             1995
                                     ----             ----
Net current assets               $   269,900      $   301,000
Net non-current assets               186,400           70,040
Net non-current liabilities           -                -
                                 -----------      -----------
     Total                       $   456,300      $   371,040
                                 ===========      ===========

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. INCOME TAXES (CONT'D.):

The components of the net deferred tax asset are as follows:

                                           January 31,
                                        1996            1995
                                        ----            ----

Deferred tax assets:
  Accounts receivable allowances  $    74,000      $    78,000
  Inventory - uniform
   capitalization                      59,000           66,000
  Vacation pay accrual                 69,000           85,000
  Deferred rent                        52,000           37,000
  Stock option compensation            41,000           41,000
  Deferred compensation and
   post-retirement medial
   benefits                           510,000          474,000
  Investment tax credit
   carryforwards                      381,000          417,000
                                  -----------      -----------
                                    1,186,000        1,198,000
  Valuation allowance                (189,000)        (203,000)
                                  -----------      -----------
                                      997,000          995,000
  Deferred tax liability:
   Depreciation                       540,700          623,960
                                  -----------      -----------

  Net deferred tax asset          $   456,300      $   371,040
                                  ===========      ===========

NOTE 8.  CAPITAL STOCK:

On October 30, 1992, and again on December 17, 1993, the Company effected a two-for-one stock split recorded in the form of a stock dividend. As a result, common stock was increased by $55,442 and $113,284 in the years ended January 31, 1993 and 1994, respectively, and additional paid-in capital was decreased by the same amount. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock dividends.

On December 21, 1990, the Company entered into an agreement whereby it issued 180,000 shares of common stock to an officer of the Company for consideration of $1.13 per share ($202,500). Payment for the stock consisted of $4,500 in cash and the issuance of a note in the amount of $198,000 payable in seven equal annual principal installments (plus interest at 8.66 percent) commencing February 1991. Each annual installment, including interest, is to be forgiven by the Company as additional compensation provided that the officer fulfills the terms of his employment agreement through January 1997. The transaction has been recorded as a sale of stock with the note receivable reflected as a reduction of stockholders' equity. For each of the years ended January 31, 1996, 1995 and 1994, approximately $28,000, net of interest, was charged to compensation expense to reflect the forgiveness of the annual installments.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  MINORITY INTEREST:

In January 1995 the Company acquired an 80% interest in Uniflex Southwest, L.L.C. ("Southwest") for $600,000 in cash. Additionally, a minority member purchased a 20% interest in Southwest for $27,500 in cash, and equipment having a fair market value of $165,000.

From inception to January 31, 1996 Southwest reported a net loss of $150,381. Under the terms of the operating agreement of Southwest all losses are allocated to Uniflex, Inc. until Southwest has net income for two consecutive fiscal quarters. All net income reported by Southwest will be allocated to Uniflex, Inc. until the cumulative net income allocated to Uniflex, Inc. equals the cumulative net losses previously allocated to Uniflex, Inc. Afterwards, net income and losses will be allocated 45% to Uniflex, Inc. and 55% to the minority member. The minority member shall contribute 60% of its allocated net income to Southwest, receiving an additional 1% ownership for each $7,500 it contributes. When the minority member's ownership interest reaches 49%, net income losses and will be allocated in relation to the members' ownership interest in Southwest.

NOTE 10.  STOCK OPTIONS:

The Company adopted the 1993 Stock Option Plan (the Plan), which provides for the granting of options to purchase up to 240,000 shares of the Company's common stock to employees of the Company. A registration statement relating to the issuance of common stock upon the exercise of options granted under the Plan was filed by the Company with the Securities and Exchange Commission in October 1993. The exercise price for non-qualified options can be no less than 75% of the fair market value of the Company's common stock at the date of grant. The exercise price for incentive stock options can be no less than the fair market value of the Company's common stock at the date of grant with the exception of an employee who, prior to the granting of the option, owns stock representing more than 10% of the voting rights for which the exercise price can be no less than 110% of the fair market value of the Company's common stock at the date of grant. The Plan is administered by the Stock Option Committee of the Board of Directors. The Committee determines when the options are exercisable and the term of the option, up to ten years. Options to purchase 66,800 shares have been granted under the Plan at prices ranging from $2.13 to $7.25.

The Company has granted a third party the option to purchase 120,000 shares of the Company's common stock at a price of $1.63 per share. The options are exercisable up to 24,000 shares per year for five years, commencing on September 1, 1992. Each option expires five years from the commencement date with the last option expiring on August 31, 2000. Options to purchase 18,000 shares at $1.63 per share were exercised October 25, 1993.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  STOCK OPTIONS (CONT'D.):

Pursuant  to  separate  stock  option  agreements,  the  Company  has granted to eighteen employees options to purchase a total of 748,000 shares of the Company's common stock at prices ranging from $.50 to $1.38 per share. Such options expire at various dates from August 31, 1995 to June 30, 1999. On May 31, 1993, the Company renewed options to purchase 40,000 shares at $.84 per share and 16,000 shares at $.75 per share. The options were renewed at the original option price. On May 31, 1993, the market value of the Company's common stock was $2.56 per share. As a result, the Company recognized a non-cash charge of $98,000 as compensation expense. Options to purchase 156,000 shares at $.595 per share were exercised August 15, 1995. Options to purchase 108,000 shares at $.75 per share were exercised January 16, 1996. Options to purchase 160,000 shares at $.5625 per share were exercised January 30, 1996.

Option activity for the years ended January 31, 1996, 1995 and 1994, was as follows:
                                            1996          1995          1994
                                            ----          ----          ----

Outstanding - beginning of
 year (exercisable at a
 price of $.50 to $4.88
 per share)                                913,000        911,400       868,000

Granted                                      3,200          2,200        61,400
Forfeited                                   (1,800)          --            --
Exercised                                 (424,000)          --         (18,000)
                                          --------       --------      --------

Outstanding - end of year
 (exercisable at a price of
 $.50 to $5.38 per share)                  491,000        913,600       911,400
                                          ========       ========      ========

Exercisable - end of year                  411,800        826,600       713,400
                                          ========       ========      ========

In October 1995 Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation" was issued. As of the date of this report the Company has not made a decision regarding the adoption of the statement or the continuation of accounting for stock options in accordance with APB Opinion No. 25.

NOTE 11.  PROFIT SHARING PLAN:

The Company maintains a profit sharing plan which covers all full time, non-union employees. Contributions to the plan are made at the discretion of the Board of Directors, but may not exceed 15% of participant's compensation. Amounts charged to operations were $200,000, $200,000 and $200,000 for the years ended January 31, 1996, 1995 and 1994, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INTEREST EXPENSE

  Interest expense consists of the following:

                                              Years Ended January 31,
                                       --------------------------------------
                                       1996             1995             1994
                                       ----             ----             ----

Interest costs                      $ 443,901        $ 418,923        $ 387,691

Interest income                       (30,790)          (8,907)         (12,283)
                                    ---------        ---------        ---------

          Total                     $ 413,111        $ 410,016        $ 375,408
                                    =========        =========        =========


NOTE 13.  DEFERRED COMPENSATION PLANS AND POSTRETIREMENT MEDICAL
           BENEFITS

DEFERRED COMPENSATION PLAN:

On August 31, 1990, the Company entered into deferred compensation agreements with three key employees who retired on various dates through December 31, 1994. These agreements provide for annual payments of $100,000 to each employee for life and $75,000 annually to their beneficiary or estate for three years after death, with payments to commence seven years after retirement. Each employee simultaneously entered into seven year consulting and non-competition agreements which will commence upon retirement and which will pay the employees annual payments of $75,000 for non-competition and $25,000 for consulting. In the event of the death of any of the employees after retirement but prior to the commencement of the deferred compensation agreement, the Company's obligation to make future payments under these agreements will terminate.

The present value of the deferred compensation agreements, calculated as of the employees' retirement dates and based upon their respective life expectancies totals approximately $960,000. For each employee, the Company is recording as deferred expense an amount equal to an annuity deposit necessary to yield the present values of the deferred compensation agreements as of the retirement dates. Additionally, monthly charges of interest expense are being recorded such that the deferred compensation payable will increase to the necessary level to meet expected future payments.

The total deferred compensation charged to operations relating to the years ended January 31, 1996, 1995 and 1994 approximated $-0-, $70,000, and $163,000, respectively. Related interest expense charged to operations for the years ended January 31, 1996, 1995 and 1994 approximated $110,000, $90,000 and $80,000, respectively.

Deferred compensation payable at January 31, 1996 and 1995 was $1,086,463 and $976,872, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  DEFERRED COMPENSATION PLANS AND POSTRETIREMENT
           MEDICAL BENEFITS (CONT'D)

POSTRETIREMENT MEDICAL BENEFITS:

The deferred compensation agreements require the Company to pay a portion of each employee's health insurance premiums from the date of retirement to death. Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), Employer's Accounting for Postretirement Benefits Other Than Pension," which requires the Company to recognize the cost of providing postretirement benefits over the employees' service periods.

The net periodic postretirement benefit cost for the years ended January 31, 1996, 1995 and 1994 was approximately $-0-, $22,000 and $22,000, respectively. Related interest expense charged to operations for the years ended January 31, 1996, 1995 and 1994 was approximately $10,000, $11,000 and $11,000, respectively.

The recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

                               Years Ended January 31,
                               -----------------------

                                1996          1995
                                ----          ----

  Retirees                    $128,661      $134,606

  Active participant              -             -
                              --------      --------

  Actual postretirement
   benefits                   $128,661      $134,606
                              ========      ========

The weighted average discount rate used in determining the liability was 7.5%. There is no annual increase in health costs since the participants will be responsible for any additional payments.

The effect of adopting SFAS No. 106 on income before provision for income taxes for the year ended January 31, 1994 was a decrease of $62,895.

Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employer's
Accounting For Postemployment Benefits". The Company's adoption of SFAS No. 112 had no effect on the consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  COMMITMENTS

OPERATING LEASE COMMITMENTS:

The Company has the following lease commitments:

Premises                      Expiration Date    Base Rental And Expenses
- --------                      ---------------    ------------------------

Plant, Westbury, NY           April 30, 2003     Graduated from $91,000 to
                                                 $205,000 per annum plus
                                                 real estate taxes

Plant, Albuquerque, NM        March 31, 2000     $37,500 per annum plus
                                                 real estate taxes

Future minimum lease payments are as follows:

                  Years Ending January 31,
                  ------------------------

                          1997                      $  183,750
                          1998                         198,750
                          1999                         213,750
                          2000                         225,000
                          2001                         200,000
                          Thereafter                   453,750
                                                     ---------

                                          Total     $1,475,000
                                                    ==========

Base rent and other occupancy costs charged to operations for the years ended January 31, 1996, 1995 and 1994 amounted to approximately $389,000, $367,000 and $324,000 respectively, including real estate taxes of $185,000, $201,000 and $122,000, respectively.

CAPITAL LEASES:

The Company leases certain equipment under capital leases expiring through September, 2000. Interest is imputed at rates ranging from 9% to 10%.

Future minimum lease payments under capital leases as of January 31, 1996 for each of the next five years are as follows:

                           Years ending January 31,

                                            1997           $ 54,652
                                            1998             54,652
                                            1999             40,218
                                            2000             38,906
                                            2001             11,739
                                                            -------

                  Total minimum lease payments             $200,167

                  Less amounts representing interest         33,592
                                                           --------

                  Present value of net
                   minimum lease payments (Note 5)         $166,575
                                                           ========

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION

                                  Years Ended January 31,
                                -------------------------------
                                1996          1995         1994
                                ----          ----         ----

  Interest paid               $327,049      $312,135    $316,337
                               =======       =======     =======

  Income taxes paid            934,000       631,500     981,225
                               =======       =======     =======



NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:

Year Ended January 31, 1996:

During the year, the Company incurred $195,816 of capital lease obligations in connection with the acquisition of certain equipment.

In March 1995, a minority member of Uniflex Southwest, LLC contributed equipment with a fair market value of $165,000 as capital.

Year Ended January 31, 1994

In July 1993, the Company issued notes payable of $125,000 to purchase certain assets from Haran Packaging, Inc. (See Note 2).

In July 1993, the Company issued a note payable for $23,000 and common stock with a market value of $90,625 for a covenant not to compete. (See
Note 2).

                                   SCHEDULE II


                         UNIFLEX, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
               FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

DESCRIPTION

         Allowance for doubtful accounts.

              Balance At                                   Balance
              Beginning     Charged                        At
                  Of          To                           End Of
                 Year       Expense      Deductions (1)    Year
                 ----       -------      --------------    ----


January 31,
 1996         $184,327     $ 75,284          $ 85,111     $174,500
              ========     ========          ========     ========


January 31,
 1995         $134,703     $ 74,400          $ 24,776     $184,327
              ========     ========          ========     ========


January 31,
 1994         $153,782     $ 43,907          $ 62,986     $134,703
              ========     ========          ========     ========




(1)      Write-off of uncollectible accounts.