Form 10-Q
period 1996-04-30
UNIFLEX INC
filed 1996-06-10
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended April 30, 1996


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

Yes  /X/  No  / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,809,584 shares of the Company's common stock - $.10 par value - were outstanding as of June 1, 1996.

                                  UNIFLEX, INC.


                                      INDEX



                                                                        Page No.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial statements


         Consolidated condensed balance sheets -
         April 30, 1996 (unaudited) and January 31, 1996                    1

         Consolidated condensed statements of income (unaudited) -
         For the three months ended April 30, 1996 and 1995                 2

         Consolidated statements of changes in stockholders' equity
         (unaudited) for the three months ended April 30, 1996 and 1995     3

         Consolidated condensed statements of cash flows (unaudited)
         for the three months ended April 30, 1996 and 1995                 4

         Notes to consolidated condensed financial statements (unaudited)   5


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                         6 - 7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                  8


SIGNATURES                                                                 9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            April 30,             January 31,
                                                                              1996                 1996
                                                                        ---------------     -----------------

                                   (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                              $ 1,236,608           $ 1,196,593
   Accounts receivable                                                      4,248,909             3,364,989
   Inventory                                                                2,626,042             2,699,948
   Prepaid income taxes                                                       468,253               898,610
   Prepaid expenses and other current assets                                  643,163               606,943
   Deferred tax asset                                                         296,700               269,900
                                                                          -----------           -----------
     Total Current Assets                                                   9,519,675             9,036,983

Property and Equipment                                                      6,406,022             6,427,427
Intangible Assets                                                             188,189               156,404
Other Assets                                                                  652,191               661,798
                                                                           ----------            ----------

     Total Assets                                                         $16,766,077           $16,282,612
                                                                          ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Current maturities of long-term debt                                   $   154,000           $   151,646
   Accounts payable                                                         1,405,581             1,234,487
   Accrued liabilities                                                        808,314               952,018
                                                                          -----------           -----------
     Total Liabilities                                                      2,367,895             2,338,151
                                                                          -----------           -----------

Long-Term Debt                                                              1,530,849             2,169,506
Deferred Compensation and Postretirement Medical Benefits                   1,242,953             1,215,124
Deferred rent                                                                 129,996               122,496
                                                                           ----------            ----------
     Total Liabilities                                                      5,271,693             5,845,277
                                                                           ----------            ----------

Minority Interest                                                             192,500               192,500
                                                                          -----------           -----------

Stockholders' Equity
   Common stock - par value $.10 per share 10,000,000 shares
     authorized, 2,809,584 shares issued and outstanding                      280,438               266,638
   Additional paid-in capital                                               2,368,272             1,854,723
   Retained earnings                                                        8,701,977             8,179,402
                                                                          -----------           -----------
                                                                           11,350,687            10,300,763
   Less note receivable - stock purchase                                     (48,803)              (55,928)
                                                                         ------------           -----------
     Total Stockholders' Equity                                            11,301,884            10,244,835
                                                                          -----------           -----------

     Total Liabilities and Stockholders' Equity                           $16,766,077           $16,282,612
                                                                          ===========           ===========

The consolidated condensed balance sheet at January 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  April 30,
                                                                   -----------------------------------

                                                                          1996                  1995
                                                                          ----                  ----
Net sales                                                                 $8,554,965           $7,960,409

Cost of sales                                                              5,322,572            5,026,669
                                                                          ----------           ----------

Gross Profit                                                               3,232,393            2,933,740
                                                                          ----------           ----------

Shipping and selling expenses                                              1,558,505            1,486,626
General and administrative expenses                                          736,013              706,665
                                                                          ----------           ----------

                                                                           2,294,518            2,193,291
                                                                          ----------           ----------

Income before other expenses                                                 937,875              740,449
                                                                          ----------           ----------

Interest expense - net                                                        66,303              121,820
                                                                          ----------           ----------

Income before provision for income taxes                                     871,572              618,629
                                                                          ----------           ----------


Provision for income taxes:
   Current                                                                   390,500              280,000
   Deferred                                                                 (41,500)             (36,000)
                                                                         -----------           ----------

                                                                             349,000              244,000
                                                                          ----------           ----------

Net income                                                                $  522,572           $  374,629
                                                                          ==========           ==========

Earnings per share                                                        $      .18           $      .14
                                                                          ==========           ==========

Weighted average number of common shares and common share
   equivalents outstanding                                                $2,938,333           $2,707,935
                                                                          ==========           ==========




The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)

                                                         Common Stock            Additional
                                                   ----------------------------   Paid-In      Retained   Note Receivable
                                                      Shares       Amount         Capital      Earnings   Stock Purchase     Total
                                                      ------       ------         -------      --------   --------------     -----

Balance at February 1, 1995                         2,240,332   $   224,033   $   424,695   $ 6,720,821   $   (84,428)   $ 7,285,121

Amortization of note receivable                          --            --            --            --           7,125          7,125

Net income                                               --            --            --         374,629          --          374,629
                                                  -----------   -----------   -----------   -----------   -----------    -----------

Balance at April 30, 1995                           2,240,332   $   224,033   $   424,695   $ 7,095,450   $   (77,303)   $ 7,666,875
                                                  ===========   ===========   ===========   ===========   ===========    ===========



Balance at February 1, 1996                         2,666,384   $   266,638   $ 1,854,722   $ 8,179,405   $   (55,928)   $10,244,837

Exercise of stock options                             138,000        13,800       153,550          --            --          167,350

Tax benefit from exercise of stock
   options                                               --            --         360,000          --            --          360,000

Amortization of note receivable                          --            --            --            --           7,125          7,125

Net income                                               --            --            --         522,572          --          522,572
                                                  -----------   -----------   -----------   -----------   -----------    -----------

Balance at April 30, 1996                           2,804,384   $   280,438   $ 2,368,272   $ 8,701,977   $   (48,803)   $11,301,884
                                                  ===========   ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           INCREASE (DECREASE) IN CASH

                                                                                                     Three Months Ended
                                                                                                             April 30,
                                                                                            ---------------------------------------

                                                                                                    1996                   1995
                                                                                                    ----                   ----

No cash provided by operating activities                                                       $   734,591              $   259,910

Cash flows from investing activities:
   Purchase of property and equipment                                                             (176,884)                (279,949)
   Purchase of intangibles                                                                         (48,739)                 (56,261)
                                                                                               -----------              -----------

     Net cash used in investing activities                                                        (225,623)                (336,210)
                                                                                               -----------              -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                         167,350                     --
   Minority interest contribution                                                                     --                     27,500
   Proceeds from long-term debt                                                                       --                    624,900
   Payment of long-term debt                                                                      (636,303)                 (33,555)

     Net cash (used in) provided by financing activities                                          (468,953)                 618,845
                                                                                               -----------              -----------

Net increase in cash                                                                                40,015                  542,545

Cash - beginning of period                                                                       1,196,593                  572,725
                                                                                               -----------              -----------

Cash - end of period                                                                           $ 1,236,608              $ 1,070,270
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

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.  BASIS OF PRESENTATION:


In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1996 and the results of operations and cash flows for the three months ended April 30, 1996 and 1995, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996.

The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the operating results for the full year.



NOTE 2.  INVENTORY:

A summary of inventory follows:

                                    April 30,            January 31,
                                      1996                   1996
                                      ----                   ----
                                   (Unaudited)

Raw materials and supplies         $1,764,339             $1,755,374
Work in process                       198,670                227,715
Finished products                     663,033                716,859
                                   ----------            -----------

                                   $2,626,042             $2,699,948
                                   ==========             ==========

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES:

Net sales for the quarter ended April 30, 1996, as compared to the quarter ended April 30, 1995, increased $595,000, or 7.5%, to $8,555,000 from $7,960,000. The increase in net sales for the quarter ended April 30, 1996, was largely attributable to increased net sales of approximately $333,000 in the Registrant's Medical Packaging Division and approximately $223,000 in the Registrant's Cycle Plastics Division.

Net sales for the quarter ended April 30, 1996, as compared to the immediately preceding quarter ended January 31, 1996, increased $1,327,000, or 18.4%. The increase in net sales was largely attributable to increased net sales of approximately $332,000 in the Registrant's Medical Packaging Division, approximately $362,000 in the Registrant's Specialty Advertising Division, approximately $130,000 in the Registrant's Cycle Plastics Division, and approximately $48,000 in the Registrant's newly-formed Safelink Division.

COST OF SALES AND EXPENSES:

Cost of sales for the quarter ended April 30, 1996, as compared to the quarter ended April 30, 1995, increased $296,000, or 5.9%, to $5,323,000 from
$5,027,000. Cost of sales, as a percentage of net sales for the quarter ended April 30, 1996, as compared to the same quarter in the prior year, decreased to 62.2% from 63.2%. This decrease was primarily attributable to lower costs for certain raw materials.

Cost of sales for the quarter ended April 30, 1996, as compared to the immediately preceding quarter ended January 31, 1996, increased $538,000, or 11.2%, to $5,323,000 from $4,785,000. Cost of sales, as of a percentage of net sales for the quarter ended April 30, 1996, compared to the immediately preceding quarter ended January 31, 1996, decreased to 62.2% from 66.2%. This decreased was primarily attributable to continued manufacturing efficiencies and lower costs for certain raw materials.

Shipping, selling, general and administrative expenses for the quarter ended April 30, 1996, as compared to the quarter ended April 30, 1995, increased $102,000, or 4.6%, from $2,193,000 to $2,295,000. This increase was primarily attributable to increased expenses resulting from increased net sales. Shipping, selling, general and administrative expenses as a percentage of net sales for the quarter ended April 30, 1996, as compared to the same quarter in the prior year, decreased to 26.8% from 27.6%.

INTEREST EXPENSE:

Interest expense for the quarter ended April 30, 1996, as compared to the quarter ended April 30, 1995, decreased $56,000, or 45.5%, to $66,000 from $122,000. This decrease was attributable to the Registrant periodically reducing its debt. On February 13, 1996 the Registrant repaid its working capital bank debt in full.

WORKING CAPITAL AND LIQUIDITY:

Working capital increased to $7,152,000 at April 30, 1996, as compared to $6,801,000 at April 30, 1995, an increase of $351,000, or 5.2%, resulting in a working capital ratio of 4 to 1 at April 30, 1996. This was a direct result of the profitability of the Registrant during the quarter. The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future.

Certain matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

                           PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



   (a)   Exhibits:
         Exhibit 27; Financial Data Schedule

         Report on Form 8-K - The Registrant filed Form 8-K dated April 9, 1996 relating to a change in the Registrant's certifying accountant.

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




                                        UNIFLEX, INC.
                                        (Registrant)




                                        /s/ Herbert Barry
                                        -------------------------------------
                                        Herbert Barry (Chairman Of The Board)




                                        /s/ Robert Gugliotta
                                        -----------------------------
                                        Robert Gugliotta (VP Finance)



Date:  June 10, 1996