Form 10-K/A
period 1996-01-31
UNIFLEX INC
filed 1996-09-12
CIK 100740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


(MARK ONE)                         FORM 10-K/A


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  JANUARY 31, 1996
                           ----------------------------------------------------

                                       OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from -------------------------- to -------------------

                          Commission file number 1-6339

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
                                                        HIGH            LOW
                                                        ----            ---
  Year Ended
  January 31, 1996
           First Quarter                                7-1/2           5-3/4
           Second Quarter                               9-3/4           5-5/8
           Third Quarter                                8-3/4           7
           Fourth Quarter                              10-1/2           7

                                                        HIGH             LOW
                                                        ----             ---
  Year Ended
  January 31, 1995
           First Quarter                                5-3/4            4-3/4
           Second Quarter (through June 8, 1994)        5-3/4            4-3/8
             (June 8 - August 31)                       6-1/4            5-1/4
           Third Quarter                                6                4-5/8
           Fourth Quarter                               7                4-5/8

           (b) Holders.

               TITLE OF CLASS               Approximate Number of Record Holders
                                                      (as of April 8, 1996
                                            ------------------------------------

     Common Stock, Par Value $.10 Per Share                 288

                  (c)  Dividends.

                  The Registrant has not declared any cash dividends on its Common Stock during the two most recent fiscal years.

                  Payment of cash dividends is within the discretion of the Registrant's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Registrant. In addition, the Registrant's revolving credit facility restricts the payment of cash dividends in any fiscal year to 10% of the Registrant's consolidated pretax profit.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                          For the Years Ended January 31,
                                             ---------------------------------------------------------------------------------------

                                                 1996               1995               1994               1993               1992
                                             -----------        -----------        -----------        -----------        -----------
SELECTED INCOME
STATEMENT DATA:
Net Sales                                    $31,510,000        $30,133,000        $25,660,000        $22,591,000        $20,574,000
Gross Profit                                 $11,882,000        $11,830,000        $10,159,000        $ 9,058,000        $ 7,717,000
  Before Depre-
  ciation
Net Income                                   $ 1,459,000        $ 1,166,000        $   941,000        $   654,000        $    95,000
Earnings                                     $       .53        $       .43        $       .35        $       .25        $       .04
  Per Share: Note(1)


SELECTED BALANCE
SHEET DATA:
Working Capital                              $ 6,699,000        $ 5,822,000        $ 5,136,000        $ 3,510,000        $ 1,506,000
Total Assets                                 $16,283,000        $15,318,000        $13,394,000        $12,014,000        $11,213,000
Long-Term Debt(2)                            $ 2,170,000        $ 3,847,000        $ 3,968,000        $ 3,869,000        $ 2,922,000
Stockholders' Equity                         $10,245,000        $ 7,285,000        $ 6,186,000        $ 4,961,000        $ 4,254,000

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

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1996                     1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
- ------------------------------------------------------------------------------------------------------------------------------------

Net sales                                               $7,960,409            $7,567,787            $8,754,093            $7,227,674
Gross Profit                                             2,933,740             2,490,956             3,319,257             2,443,058
Net income                                              $  374,629            $  221,439            $  600,778            $  261,735
Net income per share                                    $     0.14            $     0.08            $     0.22            $     0.09

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1995                     1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
- ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $6,922,139            $7,105,050            $8,042,563            $8,063,315
Gross Profit                                             2,577,173             2,473,893             3,368,337             2,731,734
Net income                                              $  313,596            $  137,234            $  464,572            $  250,538
Net income per share                                    $     0.12            $     0.05            $     0.17            $     0.09

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1994                     1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
- ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $6,370,124         $6,190,075         $6,932,166         $6,167,635
Gross Profit                                                      2,353,564          2,368,130          2,610,739          2,137,058
Income before cumulative effect of
change in accounting principle                                      327,142            244,103            253,064            153,965
Net income                                                       $  290,247            244,103         $  253,064         $  153,965
Net income per share before cumulative
effect of change in accounting principle                         $     0.12         $     0.08         $     0.10         $     0.06
Net income per share                                             $     0.11         $     0.08         $     0.10         $     0.06

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY:

                  The following table, which should be read together with the Financial Statements and Notes to Financial Statements appearing elsewhere in this Report, sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to net sales of the Registrant and
(ii) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                               Relationship To Total Revenues For the         Period to Period Increase
                                                     Years Ended January 31,                   (Decrease) Years Ended
                                              ---------------------------------------         ---------------------------

                                               1996            1995             1994          1995-1996        1994-1995
                                               ----            ----             ----          ---------        ---------
Net Sales                                      100.0%          100.0%           100.0%            4.6%            17.4%
Cost of Sales Before
  Depreciation                                  62.2            60.7             60.4             7.2             18.0
Gross Profit Before
  Depreciation                                  37.8            39.3             39.6              .4             16.5
Depreciation                                     2.2             2.3              2.7             2.3             (1.5)
Gross Profit                                    35.6            37.0             36.9              .3             17.8
Operating Expenses:
  Shipping, Selling, General
  and Administrative Expenses
  Before Depreciation                           26.4            28.8             28.0            (3.9)            20.7
Compensation - Stock Options                    --              --                 .3            --             (100.0)
Interest                                         1.3             1.3              1.5              .8              9.2
Gain on Sale of Equipment                       --               (.3)            --            (100.0)           100.0
Deferred Compensation and
 Postretirement Benefits                        --                .3               .7          (100.0)           (51.3)
Depreciation and Amortization                     .5              .4               .5             4.4             14.6
  Total                                         28.2            30.5             31.0            (3.7)            15.8
Income Before
  Provision For
  Income Taxes                                   7.4             6.5              5.9            19.2             27.9

Provision For
  Income Taxes                                   2.8             2.6              2.1            10.4             43.6

Cumulative Effect on Prior
  Years of Adopting SFAS 106                    --              --                 .1            --             (100.0)

Net Income                                       4.6%            3.9%             3.7%           25.1%            23.9%

RESULTS OF OPERATIONS:

         SALES:

                  Sales for the years ended January 31, 1996, January 31, 1995 and January 31, 1994, were $31,510,000, $30,133,000 and $25,660,000 respectively. Sales for the year ended January 31, 1996 increased $1,377,000, or 4.6%, compared to the prior year, due primarily to an increase in the prices the Registrant charged for its products. These results were achieved without the contribution of sales from the Registrant's Hantico subsidiary which was sold in January 1995 and which contributed approximately $1,500,000 to sales during the fiscal year ended January 31, 1995. Sales for the year ended January 31, 1995, increased $4,473,000, or 17.4%, compared to the prior year, as a result of increased sales in all divisions, primarily the Medical Packaging and Haran Divisions. The Registrant's Medical Packaging Division experienced strong demand for Speci-GardTM bags which were introduced during the fiscal year ended Janury 31, 1995. The Speci-GardTM bag is designed to protect healthcare workers from possible exposure to infectious diseases, including HIV.

         The Registrant's continued efforts to market the Medical Packaging Division's products to the healthcare industry resulted in the Medical Packing Division accounting for 23% of the Registrant's total sales, or $7,261,000, for the fiscal year ended January 31, 1996. The Medical Packaging Division accounted for 20% of the Registrant's total sales, or $6,087,000, for the fiscal year ended January 31, 1995. During the year ended January 31, 1995, the Registrant also began shipping its Ultravault(TM) tamper evident security bag, which provides the user with visual evidence of tampering with the bag's contents.

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

         On April 24, 1995, the Registrant entered into a new revolving credit facility establishing a three-year $3,500,000 facility. Proceeds of the credit facility were used for the repayment of indebtedness, permitted acquisitions and working capital. The credit agreement contains financial covenants relating to, among other things, capital expenditures, minimum debt service coverage, minimum working capital, minimum tangible net worth, the ratio of current assets to current liabilities and the ratio of total liabilities to tangible net worth. Borrowings under the credit facility will bear interest, at the Registrant's option, either at the bank's prime rate or at a rate

1-1/2% per annum in excess of LIBOR (London Interbank Offered Rate). During the course of the fiscal year ended January 31, 1996, the Registrant periodically reduced its debt and on February 13, 1996 repaid its indebtedness under the credit facility. The Registrant has unused lines of credit under its revolving credit facility of $3,500,000. The Registrant believes that it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital resource requirements for the foreseeable future and to fund potential acquisitions. The Registrant currently has budgeted $500,000 for capital improvements in fiscal 1996.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of September, 1996.

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

     SIGNATURE                                    TITLE                                                       DATE


             *                                   Director                                              September 12, 1996
- -----------------
Warner J. Heuman

/S/ HERBERT BARRY                                Chairman of the Board and                             September 12, 1996
- -----------------
Herbert Barry                                    Director

             *                                   Director                                              September 12, 1996
- -----------------
Erich Vetter

/S/ ROBERT K. SEMEL                              President, Secretary and Director                     September 12, 1996
- -------------------
Robert K. Semel

             *                                   First Vice President-Engineering                      September 12, 1996
- -----------------
Kurt Vetter                                      and Director

             *                                   Director                                              September 12, 1996
- -----------------
Manfred M. Heuman

/S. ROBERT GUGLIOTTA                             Vice President-Finance, Treasurer                     September 12, 1996
- --------------------
Robert Gugliotta                                 and Controller

             *                                   Senior Vice President and Director                    September 12, 1996
- -----------------
Martin Brownstein

             *                                   Director                                              September 12, 1996
- -----------------
Martin Gelerman

/S/ STEVEN WOLOSKY                               Director                                              September 12, 1996
- -----------------
Steven Wolosky

*By:/S/ HERBERT BARRY
    -----------------
    Herbert Barry
    Attorney-in-Fact

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

New York, New York
April 12, 1996
                                       F-1

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