Form 10-Q/A
period 1996-04-30
UNIFLEX INC
filed 1996-09-12
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A



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

                                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          UNIFLEX, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    April 30,           January 31,
                                                                      1996                 1996
                                                                  -------------     -----------------
                                                                           (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                          $ 1,236,608           $ 1,196,593
   Accounts receivable                                                  4,248,909             3,364,989
   Inventory                                                            2,626,042             2,699,948
   Prepaid income taxes                                                   468,253               898,610
   Prepaid expenses and other current assets                              643,163               606,943
   Deferred tax asset                                                     296,700               269,900
                                                                      -----------           -----------
     Total Current Assets                                               9,519,675             9,036,983

Property and Equipment                                                  6,406,022             6,427,427
Intangible Assets                                                         188,189               156,404
Other Assets                                                              652,191               661,798
                                                                      -----------            ----------
     Total Assets                                                     $16,766,077           $16,282,612
                                                                      ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Current maturities of long-term debt                               $   154,000           $   151,646
   Accounts payable                                                     1,405,581             1,234,487
   Accrued liabilities                                                    808,314               952,018
                                                                      -----------           -----------
     Total Liabilities                                                  2,367,895             2,338,151
                                                                      -----------           -----------

Long-Term Debt                                                          1,530,849             2,169,506
Deferred Compensation and Postretirement Medical Benefits               1,242,953             1,215,124
Deferred rent                                                             129,996               122,496
                                                                      -----------           -----------
     Total Liabilities                                                  5,271,693             5,845,277
                                                                      -----------           -----------

Minority Interest                                                         192,500               192,500
                                                                      -----------           -----------

Stockholders' Equity
   Common stock - par value $.10 per share 10,000,000 shares
     authorized, 2,809,584 shares issued and outstanding                  280,438               266,638
   Additional paid-in capital                                           2,368,272             1,854,723
   Retained earnings                                                    8,701,977             8,179,402
                                                                      -----------           -----------
                                                                       11,350,687            10,300,763
   Less note receivable - stock purchase                                 (48,803)              (55,928)
                                                                      -----------           -----------
     Total Stockholders' Equity                                        11,301,884            10,244,835
                                                                      -----------           -----------

     Total Liabilities and Stockholders' Equity                       $16,766,077           $16,282,612
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

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                 April 30,
                                                                         ----------------------------

                                                                           1996                  1995
                                                                           ----                  ----
Net sales                                                                $8,554,965           $7,960,409

Cost of sales                                                             5,322,572            5,026,669
                                                                         ----------           ----------

Gross Profit                                                              3,232,393            2,933,740
                                                                         ----------           ----------

Shipping and selling expenses                                             1,558,505            1,486,626
General and administrative expenses                                         736,013              706,665
                                                                         ----------           ----------

                                                                          2,294,518            2,193,291
                                                                         ----------           ----------

Income before other expenses                                                937,875              740,449
                                                                         ----------           ----------

Interest expense - net                                                       66,303              121,820
                                                                         ----------           ----------

Income before provision for income taxes                                    871,572              618,629
                                                                         ----------           ----------


Provision for income taxes:
   Current                                                                  390,500              280,000
   Deferred                                                                (41,500)             (36,000)
                                                                         ----------           ----------

                                                                            349,000              244,000
                                                                         ----------           ----------

Net income                                                               $  522,572           $  374,629
                                                                         ==========           ==========

Earnings per share                                                       $      .18           $      .14
                                                                         --==========         ==========
Weighted average number of common shares and common share
   equivalents outstanding                                               $2,938,333           $2,707,935
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

                                                        COMMON STOCK
                                                 ----------------------------
                                               SHARES                AMOUNT
                                               ------                -------

Balance at February 1, 1995                   2,240,332           $  224,033

Amortization of note receivable                      --                   --

Net income                                           --                   --
                                              ---------           ----------

Balance at April 30, 1995                     2,240,332           $  224,033
                                              =========           ==========

Balance at February 1, 1996                   2,666,384           $  266,638

Exercise of stock options                       138,000               13,800

Tax benefit from exercise of stock
   options                                           --                   --

Amortization of note receivable                      --                   --

Net income                                           --                   --
                                              ---------           ----------

Balance at April 30, 1996                     2,804,384           $  280,438
                                              =========           ==========

                                              Additional
                                              Paid-In             Retained            Note Receivable
                                              Capital             Earnings            Stock Purchase          Total
                                              --------            ---------     --------------------      -----------

Balance at February 1, 1995                     424,695           $6,720,821           $  (84,428)        $ 7,285,121

Amortization of note receivable                      --                   --                7,125               7,125

Net income                                           --              374,629                   --             374,629
                                              ---------           ----------           ----------         -----------

Balance at April 30, 1995                       424,695           $7,095,450           $  (77,303)        $ 7,666,875
                                              =========           ==========           ==========         ===========

Balance at February 1, 1996                   $1,854,722          $8,179,405           $  (55,928)        $10,244,837

Exercise of stock options                        153,550                  --                   --             167,350

Tax benefit from exercise of stock
   options                                       360,000                  --                   --             360,000

Amortization of note receivable                       --                  --                7,125               7,125

Net income                                            --             522,572                   --             522,572
                                              ----------          ----------           ----------         -----------
Balance at April 30, 1996                     $2,368,272          $8,701,977           $  (48,803)        $11,301,884
                                              ==========          ==========           ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH


                                                                          Three Months Ended
                                                                               April 30,
                                                                -------------------------------------

                                                                  1996                   1995
                                                                  ----                   ----
No cash provided by operating activities                          $  734,591             $  259,910

Cash flows from investing activities:
   Purchase of property and equipment                              (176,884)               (279,949)
   Purchase of intangibles                                          (48,739)                (56,261)
                                                                 -----------            -----------

     Net cash used in investing activities                         (225,623)               (336,210)
                                                                 -----------            -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                           167,350                     --
   Minority interest contribution                                         --                 27,500
   Proceeds from long-term debt                                           --                624,900
   Payment of long-term debt                                        (636,303)               (33,555)
                                                                ------------             ----------
     Net cash (used in) provided by financing activities            (468,953)               618,845
                                                                ------------             ----------

Net increase in cash                                                  40,015                542,545

Cash - beginning of period                                         1,196,593                572,725
                                                                 -----------             ----------

Cash - end of period                                              $1,236,608             $1,070,270
                                                                  ==========             ==========





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
                                             ==========             ==========

NOTE 3.  STOCK-BASED COMPENSATION:

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation". The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. As permitted by the statement, the Company has elected to continue to measure cost for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, beginning with the Form 10-K for the fiscal year ended January 31, 1997, the Company will be required to make pro forma disclosures of net income and earnings per share for the fiscal years ended January 31, 1997 and 1996, as if the fair market value based method of accounting defined in SFAS No. 123 had been applied.

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


Date:  September 12, 1996