Form 10-Q
period 1996-07-31
UNIFLEX INC
filed 1996-09-12
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/   No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,809,584 shares of the Company's common stock - $.10 par value - were outstanding as of July 31, 1996.

                                  UNIFLEX, INC.


                                      INDEX



                                                                        Page No.


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial statements


    Consolidated condensed balance sheets -
     July 31, 1996 (unaudited) and January 31, 1996                          1

    Consolidated condensed statements of income (unaudited) -

     Six months ended July 31, 1996 and 1995                                 2
     Three months ended July 31, 1996 and 1995                               3

    Consolidated condensed statements of changes in stockholders'
     equity (unaudited) for the six months ended July 31, 1996 and 1995      4

    Consolidated condensed statements of cash flows (unaudited)
     for the six months ended July 31, 1996 and 1995                         5

    Notes to consolidated condensed financial statements (unaudited)         6


   Item 2.  Management's discussion and analysis of financial
             condition and results of operations                         7 - 8

PART II. OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                  9

SIGNATURES                                                                  10

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    July 31,                    January 31,
ASSETS                                                                1996                         1996
                                                                      ----                         ----
                                                                   (Unaudited)
Current Assets
  Cash and cash equivalents                                     $     1,669,590           $        1,196,593
  Accounts receivable                                                 4,189,437                    3,364,989
  Inventory                                                           3,105,599                    2,699,948
  Prepaid income taxes                                                  223,589                      898,610
  Prepaid expenses and other current assets                             497,168                      606,943
  Deferred tax asset                                                    302,100                      269,900
                                                                ---------------           ------------------
    Total Current Assets                                              9,987,483                    9,036,983

Property and Equipment                                                6,462,435                    6,427,427
Intangible Assets                                                       251,692                      156,404
Other Assets                                                            677,039                      661,798
                                                                ---------------           ------------------
      Total Assets                                              $    17,378,649           $       16,282,612
                                                                ================          ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt                          $       151,000           $          151,646
  Accounts payable and accrued expenses                               2,386,579                    2,186,505
                                                                ---------------           ------------------
        Total Current Liabilities                                     2,537,579                    2,338,151

Long-Term Debt                                                        1,494,372                    2,169,506
Deferred Rent                                                           133,746                      122,496
Deferred Compensation and Postretirement Medical Benefits             1,271,598                    1,215,124
                                                                ---------------           ------------------
      Total Liabilities                                               5,437,295                    5,845,277
                                                                ---------------           ------------------

Minority Interest                                                       192,500                      192,500
                                                                ---------------           ------------------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 2,809,584 shares
   issued and outstanding                                               280,958                      266,638
  Additional paid-in capital                                          2,385,107                    1,854,723
  Retained earnings and members' capital                              9,124,467                    8,179,402
                                                                ---------------           -------------------
                                                                     11,790,532                   10,300,763
  Less note receivable - stock purchase                                 (41,678)                     (55,928)
                                                                ---------------           ------------------
      Total Stockholders' Equity                                     11,748,854                   10,244,835
                                                                ---------------           -------------------

      Total Liabilities and Stockholders' Equity                $    17,378,649           $       16,282,612
                                                                ===============           --=================

The consolidated condensed balance sheet at January 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                 July 31,
                                                                                 --------
                                                                      1996                         1995
                                                                      ----                         ----

Net sales                                                       $      17,196,978          $        15,528,196


Cost of sales                                                          10,749,670                   10,103,500
                                                                -----------------          -------------------


Gross profit                                                            6,447,308                    5,424,696
                                                                -----------------           ------------------


Shipping and selling expenses                                           3,307,045                    2,869,929
General and administrative expenses                                     1,550,584                    1,381,528
                                                                -----------------           ------------------
                                                                        4,857,629                    4,251,457
                                                                -----------------           ------------------

Income before interest expense                                          1,589,679                    1,173,239
                                                                -----------------           ------------------

Interest - net                                                            130,117                      233,171
                                                                -----------------             ----------------

Income before provision for income taxes                                1,459,562                      940,068
                                                                -----------------           ------------------

Provision for income taxes:
  Current                                                                 648,300                      416,000
  Deferred                                                                (63,800)                     (72,000)
                                                                -----------------             ----------------
                                                                          584,500                      344,000
                                                                -----------------             ----------------

Net income                                                      $         875,062             $        596,068
                                                                ========--=======             ================

Earnings per common share and common share equivalents:

Net income                                                                    .30                          .22
                                                                ============--===             -===============
Weighted average number of common shares and
 common share equivalents outstanding                                   2,967,667                    2,719,043
                                                                =================           ==================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                 July 31,
                                                                                 --------
                                                                        1996                         1995
                                                                        ----                         ----
Net sales                                                       $       8,642,013           $        7,567,787


Cost of sales                                                           5,427,098                    5,076,831
                                                                -----------------           ------------------


Gross profit                                                            3,214,915                    2,490,956
                                                                -----------------           ------------------


Shipping and selling expenses                                           1,748,540                    1,383,303
General and administrative expenses                                       814,571                      674,863
                                                                -----------------             ----------------
                                                                        2,563,111                    2,058,166
                                                                -----------------           ------------------

Income before interest expense                                            651,804                      432,790
                                                                -----------------             ----------------

Interest - net                                                             63,814                      111,351
                                                                -----------------             ----------------


Income before provision for income taxes                                  587,990                      321,439
                                                                -----------------             ----------------


Provision for income taxes:
  Current                                                                 257,800                      136,000
  Deferred                                                                (22,300)                     (36,000)
                                                                -----------------             ----------------
                                                                          235,500                      100,000
                                                                -----------------             ----------------

Net income                                                      $         352,490             $        221,439
                                                                ===============             ================--


Earnings per common share and common share equivalents:

  Net income                                                    $             .12             $            .08
                                                                ============--===             ============-===


Weighted average number of common shares and
 common share equivalents outstanding                                   2,993,456                    2,730,152
                                                                =================           ==================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                               retained earnings
                                              common stock         additional    and
                                       -----------------------      paid-in      members'    note receivable
                                       SHARES          AMOUNT       CAPITAL      CAPITAL     STOCK PURCHASE       TOTAL
                                       ------          ------       -------      -------     --------------       -----
Balance at February 1, 1995         2,240,332    $  224,033     $  424,695     $6,720,821     $(84,428)        $ 7,285,121

Amortization of note receivable        -             -             -              -             14,250              14,250

Net income                             -             -             -              596,068          -               596,068
                                    ---------    ----------     ----------     ----------     ---------        -----------

Balance at July 31, 1995            2,240,332    $  224,033     $  424,695     $7,316,889     $(70,178)        $ 7,895,439
                                    =========    ==========     ======= ==     ==========     =========        ===========



Balance at February 1, 1996         2,666,384    $  266,638     $1,854,722     $8,179,405     $(55,928)        $10,244,837

Exercise of stock options             143,200        14,320        158,385        -                -               172,705

Tax benefit from exercise
 of stock options                      -               -           372,000        -                -               372,000

Members' capital contribution          -               -            -              70,000                           70,000

Amortization of note receivable        -               -            -             -             14,250              14,250

Net income                             -               -            -             875,062          -               875,062
                                    ---------     ---------     ----------     ----------     ---------        -----------
Balance at July 31, 1996            2,809,584     $ 280,958     $2,385,107     $9,124,467     $(41,678)        $11,748,854
                                    =========     =========     ==========     ====== ===     =========        ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH

                                                                     SIX MONTHS ENDED
                                                                         JULY 31,
                                                                         --------
                                                              1996                         1995
                                                              ----                         ----

Net cash provided by operating activities               $      1,479,825           $        1,397,412
                                                        -----------------           -----------------


Cash flows from investing activities:
  Purchase of property and equipment                            (436,956)                    (560,346)
  Purchase of intangibles                                        (66,797)                     (67,591)
                                                        -----------------             ----------------

     Net cash used in investing activities                      (503,753)                    (627,937)
                                                        ----------------            -----------------


Cash flows from financing activities:
  Proceeds from exercise of stock options                        172,705
  Minority interest contributed                                 -                              27,500
  Proceeds from long-term debt                                  -                               7,500
  Payment of long-term debt                                     (675,780)                    (267,489)
                                                        ----------------            -----------------

     Net cash used in financing activities                      (503,075)                    (232,489)
                                                        ----------------            -----------------


Net increase in cash                                             472,997                      536,986


Cash and cash equivalents - beginning of period                1,196,593                      527,725
                                                        ----------------           ------------------

Cash and cash equivalents - end of period               $      1,669,590           $        1,064,711
                                                        ================           ==================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION:

In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1996 and the results of operations and cash flows for the six months ended July 31, 1996 and 1995, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The results of operations for the six months ended July 31, 1996 are not necessarily indicative of the operating results for the full year.



NOTE 2.  INVENTORY:

A summary of inventory follows:
                                              July 31,         January 31,
                                                1996               1996
                                                ----               ----
                                             (Unaudited)

     Raw materials and supplies           $   2,089,392      $  1,755,374
     Work in process                            239,713           227,715
     Finished products                          776,494           716,859
                                          -------------      ------------

                                          $   3,105,599      $  2,699,948
                                          =============      ============


NOTE 3.  STOCK-BASED COMPENSATION:

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock- Based Compensation." The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. As permitted by the Statement, the Company has elected to continue to measure cost for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees." Accordingly, beginning with the Annual Report for the fiscal year ended January 31, 1997, the Company will be required to make pro forma disclosures of net income and earnings per share for the fiscal years ended January 31, 1996 and 1997, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES:

Net sales for the quarter ended July 31, 1996 were $8,642,000, as compared to $7,568,000 for the quarter ended July 31, 1995, an increase of $1,074,000, or 14.2%.

Net sales for the six months ended July 31, 1996 were $17,197,000, as compared to $15,528,000 for the six months ended July 31, 1995, an increase of $1,669,000, or 10.8%.

The increase in net sales for the six months ended July 31, 1996 over the same period in the prior year was primarily attributable to increased unit sales at the Registrant's Cycle Plastics and Safelink subsidiaries which began operations in June 1995 and March 1996, respectively, and which consequently contributed only minimally to net sales in the earlier period. Increased production capacity also allowed the Registrant to increase shipments of Medical Products Division products by approximately 14%. In addition, in January, 1996, the Registrant instituted a price increase of approximately five percent on its products.

The Registrant's Medical Products Division contributed approximately $498,000 and $832,000 to increased net sales for the quarter and the six months ended July 31, 1996, respectively. The Registrant's Advertising Specialty Division contributed approximately $278,000 and $327,000 to increased net sales for the quarter and the six months ended July 31, 1996, respectively. The Registrant's Cycle Plastics subsidiary contributed approximately $243,000 and $467,000 to increased net sales for the quarter and the six months ended July 31, 1996, respectively. The Registrant's newly formed subsidiary, Uniflex Southeast L.L.C., d/b/a Safelink contributed approximately $46,000 and $94,000 to increased net sales for the quarter and the six months ended July 31, 1996, respectively.

Net sales for the quarter ended July 31, 1996, as compared to the immediately preceding quarter ended April 30, 1996, increased approximately $87,000, or 1.0%.

The Registrant's backlog at July 31, 1996, was $5,095,000 compared to $4,482,000 at July 31, 1995, an increase of $613,000, or 13.7%.

COST OF SALES AND EXPENSES:

Cost of sales for the quarter ended July 31, 1996, as compared to the quarter ended July 31, 1995, increased $350,000, or 6.9%, to $5,427,000 from $5,077,000.
Cost of sales, as a percentage of net sales, for the quarter ended July 31, 1996, as compared to the same quarter in the prior year, decreased to 62.8% from 67.1%. This decrease was attributable to the improved mix in the sale of the Registrants' products and lower labor and material costs as a percentage of net sales.

Cost of sales for the six months ended July 31, 1996, as compared to the six months ended July 31, 1995, increased $646,000, or 6.4%, to $10,750,000 from
$10,104,000. Cost of sales, as a percentage of net sales for the six months ended July 31, 1996, as compared to the same period in the prior year, decreased to 62.5% from 65.1%.

Shipping, selling and general and administrative expenses for the quarter ended July 31, 1996, as compared to the quarter ended July 31, 1995, increased $505,000, or 24.5%, from $2,059,000 to $2,563,000. This increase was primarily attributable to increased expenses resulting from increased net sales. Shipping, selling, general and administrative expenses for the six months ended July 31, 1996, as compared to the same period in the prior year, increased $607,000, or 14.3%, from $4,251,000 to $4,858,000. This increase was primarily attributable to increased expenses, principally due to increased net sales.

INTEREST EXPENSE:

Interest expense for the quarter ended July 31, 1996, as compared to the quarter ended July 31, 1995, decreased approximately $48,000, or 42.9%, to $64,000 from $112,000. Interest expense for the six months ended July 31, 1996, as compared to the six months ended July 31, 1995, decreased approximately $103,000, or 44.2%, to $130,000 from $233,000. The decreases are attributable to the Registrant's repayment in full of its outstanding working capital bank debt in full on February 13, 1996.

WORKING CAPITAL AND LIQUIDITY:

Working capital increased to $7,450,000 at July 31, 1996, as compared to $6,064,000, at July 31, 1995, an increase of $1,386,000, or 22.9%, resulting in a working capital ratio of 4 to 1 at July 31, 1996. The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future.

When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, the words "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, including reduced sales and increases in raw materials and production costs.

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