Form 10-K/A
period 1996-01-31
UNIFLEX INC
filed 1996-10-01
CIK 100740

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

                          Commission file number 1-6339

                                  UNIFLEX, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                11-2008652
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

383 West John Street, Hicksville, New York                  11802
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

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1996                     1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
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

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1995                     1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
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

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1994                     1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
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

NO.                                                                   REFERENCE
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of September, 1996.

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

     SIGNATURE                                    TITLE                                                       DATE


             *                                   Director                                              September 30, 1996
-----------------
Warner J. Heuman

/S/ HERBERT BARRY                                Chairman of the Board and                             September 30, 1996
-----------------
Herbert Barry                                    Director

             *                                   Director                                              September 30, 1996
-----------------
Erich Vetter

/S/ ROBERT K. SEMEL                              President, Secretary and Director                     September 30, 1996
-------------------
Robert K. Semel

             *                                   First Vice President-Engineering                      September 30, 1996
-----------------
Kurt Vetter                                      and Director

             *                                   Director                                              September 30, 1996
-----------------
Manfred M. Heuman

/S. ROBERT GUGLIOTTA                             Vice President-Finance, Treasurer                     September 30, 1996
--------------------
Robert Gugliotta                                 and Controller

             *                                   Senior Vice President and Director                    September 30, 1996
-----------------
Martin Brownstein

             *                                   Director                                              September 30, 1996
-----------------
Martin Gelerman

/S/ STEVEN WOLOSKY                               Director                                              September 30, 1996
-----------------
Steven Wolosky

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


                                        /s/ MILLER, ELLIN & COMPANY
                                        ---------------------------
                                        MILLER, ELLIN & COMPANY
                                        CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 21, 1995

                         UNIFLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1996 AND 1995

ASSETS                                                 1996                         1995
------                                                 ----                         ----
CURRENT ASSETS
  Cash and cash equivalents (Note 1)              $  1,196,593                $    527,725
  Accounts receivable (net of
   allowances of $174,500 in 1996
    and $184,327 in 1995)                            3,364,989                   4,187,963
  Inventory (Notes 1 and 3)                          2,699,948                   3,081,291
  Refundable and prepaid income taxes                  898,610                        --
  Prepaid expenses and other current
   assets                                              606,943                     710,227
  Deferred tax asset (Notes 1 and 7)                   269,900                     301,000
                                                  ------------                ------------
      Total current assets                           9,036,983                   8,808,206

PROPERTY AND EQUIPMENT(Notes 1,4 and 5)              6,427,427                   5,641,333

INTANGIBLE ASSETS (Notes 1 and 2)                      156,404                     138,588

OTHER ASSETS                                           661,798                     730,330
                                                  ------------                ------------

      Total assets                                $ 16,282,612                $ 15,318,457
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

                         UNIFLEX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                        1996            1995            1994
                                        ----            ----            ----

Net sales                           $ 31,509,963   $ 30,133,067    $ 25,660,000
Cost of sales                         20,322,952     18,981,930      16,190,509
                                    ------------   ------------    ------------
Gross profit                          11,187,011     11,151,137       9,469,491

Shipping, selling, general
 and administrative expenses           8,457,319      8,892,321       7,574,809
                                    ------------   ------------    ------------
Income from operations                 2,729,692      2,258,816       1,894,682
                                    ------------   ------------    ------------

Other (income) expenses:
  Interest - net (Note 12)               413,111        410,016         375,408
  Gain on sale of equipment
   and inventory (Note 2)                   --          (94,140)           --
                                    ------------   ------------    ------------
                                         413,111        315,876         375,408
                                    ------------   ------------    ------------
Income before provision
 for income taxes and
 cumulative effect of a change
 in accounting principle               2,316,581      1,942,940       1,519,274

Provision for income taxes
 (Notes 1 and 7)                         858,000        777,000         541,000
                                    ------------   ------------    ------------

Income before cumulative
 effect of change in
 accounting principle                  1,458,581      1,165,940         978,274

Cumulative effect on prior
 years of adopting SFAS 106-
 net of tax benefit of $26,000              --             --           (36,895)
                                    ------------   ------------    ------------

Net income                          $  1,458,581   $  1,165,940    $    941,379
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

Premises                      Expiration Date    Base Rental And Expenses
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