Form 10-K/A
period 1996-01-31
UNIFLEX INC
filed 1996-11-04
CIK 100740

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

                                    PART II


ITEM 6.  SELECTED FINANCIAL DATA.

                                                                          For the Years Ended January 31,
                                             ---------------------------------------------------------------------------------------

                                                 1996               1995               1994               1993               1992
                                             -----------        -----------        -----------        -----------        -----------
SELECTED INCOME
STATEMENT DATA:
Net Sales                                    $31,510,000        $30,133,000        $25,660,000        $22,591,000        $20,574,000
Gross Profit                                 $11,187,000        $11,151,000        $ 9,469,000        $ 8,320,000        $ 6,972,000
Net Income                                   $ 1,459,000        $ 1,166,000        $   941,000        $   654,000        $    95,000
Earnings                                     $       .53        $       .43        $       .35        $       .25        $       .04
  Per Share: Note(1)


SELECTED BALANCE
SHEET DATA:
Working Capital                              $ 6,699,000        $ 5,822,000        $ 5,136,000        $ 3,510,000        $ 1,506,000
Total Assets                                 $16,283,000        $15,318,000        $13,394,000        $12,014,000        $11,213,000
Long-Term Debt(2)                            $ 2,170,000        $ 3,847,000        $ 3,968,000        $ 3,869,000        $ 2,922,000
Stockholders' Equity                         $10,245,000        $ 7,285,000        $ 6,186,000        $ 4,961,000        $ 4,254,000

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY:

                  The following table, which should be read together with the Financial Statements and Notes to Financial Statements appearing elsewhere in this Report, sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to net sales of the Registrant and
(ii) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                               Relationship To Total Revenues For the         Period to Period Increase
                                                     Years Ended January 31,                   (Decrease) Years Ended
                                              ---------------------------------------         ---------------------------

                                               1996            1995             1994          1995-1996        1994-1995
                                               ----            ----             ----          ---------        ---------
Net Sales                                      100.0%          100.0%           100.0%            4.6%            17.4%
Cost of Sales                                   64.4            63.0             63.1             7.5             17.2
Gross Profit                                    35.6            37.0             36.9              .3             17.8
Operating Expenses:
  Shipping, Selling, General
  and Administrative Expenses                   26.9            29.5             29.5            (4.9)            17.4
Interest                                         1.3             1.3              1.5          (100.0)             9.2
Gain on Sale of Equipment                       --               (.3)            --            (100.0)           100.0
  Total                                         28.2            30.5             31.0            (3.7)            15.8
Income Before
  Provision For
  Income Taxes                                   7.4             6.5              5.9            19.2             27.9

Provision For
  Income Taxes                                   2.8             2.6              2.1            10.4             43.6

Cumulative Effect on Prior
  Years of Adopting SFAS 106                    --              --                 .1            --             (100.0)

Net Income                                       4.6%            3.9%             3.7%           25.1%            23.9%

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

         COST AND EXPENSES:

         JANUARY 31, 1996

                  Cost of sales, as a percentage of sales, increased to 64.4% for the year ended January 31, 1996, compared to 60.7% for the prior year. This increase was due primarily to continued increases in the cost of raw materials, some of which could not immediately be reflected in increased product prices. Raw material prices during the year ended January 31, 1996 stabilized by the
Registrant's fiscal third quarter ended October 31, 1995. The Registrant's Central Purchasing Department, however, continued to enable the Registrant to efficiently manage the flow of raw materials and long-range purchasing commitments enabled the Registrant to anticipate certain increases.

                  Shipping, selling, general and administrative expenses for the year ended January 31, 1996, decreased approximately $435,000, or 4.9%, compared to the prior year. This decrease was due primarily to decreases in insurance, freight out and environmental expenses. For the year ended January 31, 1996, other expenses increased from $316,000 to $413,000, or 31%, due to a gain on sale of equipment and inventory of $94,000 reported for the fiscal year ended January 31, 1995.

                  Interest expense for the year ended January 31, 1996 increased $3,000, or less than 1%, compared to the year ended January 31, 1995. This increase was attributable to a nominal increase in borrowings at the start of the Registrant's 1996 fiscal year due to the start up of Southwest.

         JANUARY 31, 1995

                  Cost of sales, as a percentage of sales, decreased to 63.0% for the year ended January 31, 1995, compared to 63.1% for the prior year, a nominal decrease. Raw material prices during the year ended January 31, 1995 increased approximately 50%
compared to the prior fiscal year. The Registrant's Central Purchasing Department, however, enabled the Registrant to efficiently manage the flow of raw materials and long-range purchasing commitments enabled the Registrant to anticipate certain increases. In addition, prompt payment by the Registrant, for raw materials, at a discount, aided in moderating the effect of these increases.

                  Shipping, selling, general and administrative expenses for the year ended January 31, 1995, increased approximately $1,317,000, or 17.4%, compared to the prior year. This increase was due to increases in commissions and selling expenses directly related to the increase in sales. For the year ended January 31, 1995, other expenses decreased from $375,000 to $316,000, or 16%, as a direct result of the gain from the sale of the Registrant's Hantico Division.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of October, 1996.

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

     SIGNATURE                                    TITLE                                                       DATE


             *                                   Director                                              October 31, 1996
-----------------
Warner J. Heuman

/S/ HERBERT BARRY                                Chairman of the Board and                             October 31, 1996
-----------------
Herbert Barry                                    Director

             *                                   Director                                              October 31, 1996
-----------------
Erich Vetter

/S/ ROBERT K. SEMEL                              President, Secretary and Director                     October 31, 1996
-------------------
Robert K. Semel

             *                                   First Vice President-Engineering                      October 31, 1996
-----------------
Kurt Vetter                                      and Director

             *                                   Director                                              October 31, 1996
-----------------
Manfred M. Heuman

/S. ROBERT GUGLIOTTA                             Vice President-Finance, Treasurer                     October 31, 1996
--------------------
Robert Gugliotta                                 and Controller

             *                                   Senior Vice President and Director                    October 31, 1996
-----------------
Martin Brownstein

             *                                   Director                                              October 31, 1996
-----------------
Martin Gelerman

/S/ STEVEN WOLOSKY                               Director                                              October 31, 1996
-----------------
Steven Wolosky

*By:/S/ HERBERT BARRY
    -----------------
    Herbert Barry
    Attorney-in-Fact