Form 10-Q
period 1996-10-31
UNIFLEX INC
filed 1996-12-09
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996


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

Yes  /X/  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,244,519 shares of the Company's common stock - $.10 par value - were outstanding as of November 1, 1996.

                                  UNIFLEX, INC.


                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

    Consolidated condensed balance sheets -
     October 31, 1996 (unaudited) and January 31, 1996                      1

    Consolidated condensed statements of income (unaudited) -

    Nine months ended October 31, 1996 and 1995                             2
    Three months ended October 31, 1996 and 1995                            3

    Consolidated condensed statements of changes in stockholders'
    equity (unaudited) for the nine months ended October 31, 1996 and 1995  4

    Consolidated condensed statements of cash flows (unaudited)
    for the nine months ended October 31, 1996 and 1995                     5

    Notes to consolidated condensed financial statements (unaudited)      6 - 7

Item 2.  Management's discussion and analysis of financial
            condition and results of operations                           8 - 9

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                  10

SIGNATURES                                                                 11

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                           October 31,             January 31,
ASSETS                                                                                         1996                    1996
                                                                                               ----                    ----
                                                                                           (Unaudited)
Current Assets
     Cash and cash equivalents                                                             $ 2,406,263              $ 1,196,593
     Accounts receivable                                                                     4,485,129                3,364,989
     Inventory                                                                               3,093,736                2,699,948
     Prepaid income taxes                                                                       61,491                  898,610
     Prepaid expenses and other current assets                                                 543,324                  606,943
     Deferred tax asset                                                                        291,100                  269,900
                                                                                           -----------              -----------
          Total Current Assets                                                              10,881,043                9,036,983

Property and Equipment                                                                       6,676,639                6,427,427
Intangible Assets                                                                              232,681                  156,404
Other Assets                                                                                   723,497                  661,798
                                                                                           -----------              -----------
          Total Assets                                                                     $18,513,860              $16,282,612
                                                                                           ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term debt                                                  $   155,000              $   151,646
     Accounts payable and accrued expenses                                                   2,721,938                2,186,505
                                                                                           -----------              -----------
          Total Current Liabilities                                                          2,876,938                2,338,151
Long-Term Debt                                                                               1,451,427                2,169,506
Deferred Compensation and Postretirement Medical Benefits                                    1,301,083                1,215,124
Deferred Rent                                                                                  137,496                  122,496
                                                                                           -----------              -----------

          Total Liabilities                                                                  5,766,944                5,845,277
                                                                                           -----------              -----------

Minority Interest                                                                              262,500                  192,500
                                                                                           -----------             ------------

Stockholders' Equity
     Common stock - par value $.10 per share
     10,000,000 shares authorized, 4,244,525 shares
     issued and outstanding                                                                    424,452                  266,638
     Additional paid-in capital                                                              2,301,953                1,854,723
     Retained earnings and members' capital                                                  9,792,564                8,179,402
                                                                                           -----------              -----------
                                                                                            12,518,969               10,300,763
     Less note receivable - stock purchase                                                      34,553                   55,928
                                                                                           -----------              -----------
          Total Stockholders' Equity                                                        12,484,416               10,244,835
                                                                                           -----------              -----------
          Total Liabilities and Stockholders' Equity                                       $18,513,860              $16,282,612
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

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      October 31,
                                                                                      -----------
                                                                              1996                    1995
                                                                              ----                    ----

Net sales                                                                 $26,536,297              $24,282,289

Cost of sales                                                              16,400,294               15,538,336
                                                                          -----------              -----------

Gross profit                                                               10,136,003                8,743,953
                                                                          -----------              -----------

Shipping and selling expenses                                               4,939,812                4,360,394
General and administrative expenses                                         2,344,720                2,105,905
                                                                          -----------              -----------

                                                                            7,284,532                6,466,299
                                                                          -----------              -----------

Income before interest expense                                              2,851,471                2,277,654

Interest expense - net                                                        178,312                  329,808
                                                                          -----------              -----------

Income before provision for income taxes                                    2,673,159                1,947,846
                                                                          -----------              -----------

Provision for income taxes:
     Current                                                                1,162,800                  849,000
     Deferred                                                                (102,800)                 (98,000)
                                                                          -----------              -----------

                                                                            1,060,000                  751,000
                                                                          -----------              -----------

Net income                                                                $ 1,613,159               $1,196,846
                                                                          ===========              ===========

Earnings per common share and common share equivalents: (Note 4)

     Net income                                                           $       .36              $       .29
                                                                          ===========              ===========

Weighted average number of common shares and common shared
     equivalents outstanding                                                4,475,648                4,085,912
                                                                          ===========              ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          October 31,
                                                                                          -----------
                                                                                    1996                    1995
                                                                                    ----                    ----
Net sales                                                                       $ 9,339,319              $ 8,754,093

Cost of sales                                                                     5,650,624                5,434,836
                                                                                -----------              -----------

Gross profit                                                                      3,688,695                3,319,257
                                                                                -----------              -----------

Shipping and selling expenses                                                     1,632,767                1,490,465
General and administrative expenses                                                 794,136                  724,377
                                                                                -----------              -----------

                                                                                  2,426,903                2,214,842
                                                                                -----------              -----------

Income before interest expense                                                    1,261,792                1,104,415

Interest expense - net                                                               48,195                   96,637
                                                                                -----------              -----------

Income before provision for income taxes                                          1,213,597                1,007,778
                                                                                -----------              -----------

Provision for income taxes:
     Current                                                                        514,500                  433,000
     Deferred                                                                       (39,000)                 (26,000)
                                                                                -----------              -----------

                                                                                    475,500                  407,000
                                                                                -----------              -----------

Net income                                                                      $   738,097              $   600,778
                                                                                ===========              ===========

Earnings per common share and common share equivalents: (Note 4)

     Net income                                                                 $       .16              $       .14
                                                                                ===========              ===========

Weighted average number of common shares and common shared
     equivalents outstanding                                                      4,509,817                4,164,845
                                                                                ===========              ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                   Common Stock
                                             ---------------------------           Additional
                                                                                    Paid-In
                                                Shares          Amount              Capital
                                                ------          ------              -------

Balance at February 1, 1995                   3,360,498        $224,033            $424,695

Exercise of stock options                       234,000          15,600              77,220

Tax benefit from exercise
 of stock options                                     -               -             430,000

Amortization of note receivable                       -               -                   -

Net income                                            -               -                   -
                                             ----------       ---------         -----------

Balance at October 31, 1995                   3,594,498        $239,633            $931,915
                                              =========        ========            ========

Balance at February 1, 1996                   2,666,384        $266,638          $1,854,722

Exercise of stock options                       173,300          17,330             188,313

Tax benefit from exercise
 of stock options                                     -               -             399,402

Issuance of common stock to
 effect a 3 for 2 stock split (Note 4)        1,404,841         140,484            (140,484)

Amortization of note receivable                       -               -                   -

Net income                                            -               -                   -
                                              ---------       ---------           ---------

Balance at October 31, 1996                   4,244,525        $424,452          $2,301,953
                                              =========        ========          ==========

                                              Retained Earnings
                                                and Members'       Note Receivable
                                                   Capital          Stock Purchase               Total
                                                   -------          --------------               -----

Balance at February 1, 1995                   $6,720,821              $(84,428)              $7,285,121

Exercise of stock options                              -                     -                   92,820

Tax benefit from exercise
 of stock options                                      -                     -                  430,000

Amortization of note receivable                        -                21,375                   21,375

Net income                                     1,196,846                     -                1,196,846
                                               ---------             ---------              -----------

Balance at October 31, 1995                   $7,917,667              $(63,053)             $ 9,026,162
                                              ==========              ========              ===========

Balance at February 1, 1996                   $8,179,405              $(55,928)             $10,244,837

Exercise of stock options                              -                     -                  205,643

Tax benefit from exercise
 of stock options                                      -                     -                  399,402

Issuance of common stock to
 effect a 3 for 2 stock split (Note 4)                 -                     -                        -

Amortization of note receivable                        -                21,375                   21,375

Net income                                     1,613,159                     -                1,613,159
                                              ----------             ---------              -----------

Balance at October 31, 1996                   $9,792,564              $(34,553)             $12,484,416
                                              ==========              ========              ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH

                                                               Nine Months Ended
                                                                  October 31,
                                                                  -----------
                                                            1996               1995
                                                            ----               ----
Net cash provided by operating activities                $2,644,902         $1,980,119
                                                         ----------         ----------

Cash flows from investing activities:
     Purchase of property and equipment                    (858,477)          (779,172)
     Purchase of intangibles                                (67,673)           (79,095)
                                                         ----------         ----------

          Net cash used in investing activities            (926,150)          (858,267)
                                                         ----------         ----------

Cash flows from financing activities:
     Minority interest contributed                                -             27,500
     Proceeds from long-term debt                                 -              7,500
     Payment of notes payable                                     -            (60,000)
     Payment of long-term debt                             (714,725)          (951,953)
     Proceeds from issuance of common stock                 205,643             92,820
                                                          ---------         ----------

          Net cash used in financing activities            (509,082)          (884,133)
                                                          ---------         ----------

Net increase in cash and cash equivalents                 1,209,670            237,719

Cash and cash equivalents - beginning of period           1,196,593            527,725
                                                          ---------         ----------

Cash and cash equivalents - end of period                $2,406,263         $  765,444
                                                         ==========         ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION:

In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 1996 and the results of operations and cash flows for the nine months and three months ended October 31, 1996 and 1995, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The results of operations for the nine months ended October 31, 1996 are not necessarily indicative of the operating results for the full year.


NOTE 2.  INVENTORY:

A summary of inventory follows:

                                               October 31,         January 31,
                                                  1996                1996
                                               (Unaudited)

Raw materials and supplies                     $1,997,186          $1,755,374
Work in process                                   238,502             227,715
Finished products                                 858,048             716,859
                                              -----------         -----------

                                               $3,093,736          $2,699,948
                                               ==========          ==========


NOTE 3.  STOCK-BASED COMPENSATION:

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. As permitted by the Statement, the Company has elected to continue to measure cost for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees." Accordingly, beginning with the Annual Report for the fiscal year ended January 31, 1997, the Company will be required to make pro forma disclosures of net income and earnings per share for the fiscal years ended January 31, 1996 and 1997, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

NOTE 4.  STOCK DIVIDEND:

On October 15, 1996, the Company effected a three for two stock split recorded in the form of a stock dividend payable to shareholders of record at September 25, 1996. As a result, common stock was increased by $140,484 and additional paid-in capital was decreased by the same amount. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock dividend.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

NET SALES:

             Net sales for the quarter ended October 31, 1996 were $9,339,000, compared to $8,754,000 for the same quarter in the prior year, an increase of $585,000, or 6.7%.

             Net sales for the nine months ended October 31, 1996 were $26,536,000, compared to $24,282,000 for the same period in the prior year, an increase of $2,254,000, or 9.3%.

             Net sales for the quarter ended October 31, 1996, compared to the immediately preceding quarter ended July 31, 1996, increased from $8,642,000 to $9,339,000, an increase of $697,000, or 8.1%.

             For the quarter ended October 31, 1996, net sales at the Registrant's Advertising Specialty Division increased by approximately 26% and net sales at Uniflex Southwest L.L.C., d/b/a Cycle Plastics, increased by approximately 60% compared to the same period in the prior year.

             The increase in net sales for the nine months ended October 31, 1996, compared to the same period in the prior year, was primarily attributable to increased sales in the Registrant's Medical Products Division of approximately $739,000, or 14%, and Advertising Specialty Division of approximately $1,197,000, or 12%. In addition, Uniflex Southwest L.L.C., d/b/a Cycle Plastics, which commenced operations in June 1995, added to the increase in net sales by shipping approximately $718,000 of product for the nine months ended October 31, 1996, compared to $170,000 in the prior year. The foregoing increases in net sales were reduced by a decline in net sales in certain of the Registrant's other divisions. On January 1, 1996, the Registrant instituted a price increase of approximately four percent on all its products.

             The Registrant's backlog at October 31, 1996 was $5,301,000 compared to $4,945,000 at October 31, 1995, an increase of $356,000, or 7.2%.

COST OF SALES AND EXPENSES:

             Cost of sales for the quarter ended October 31, 1996, compared to the quarter ended October 31, 1995, increased approximately $216,000, or 4.0%, to $5,651,000 from $5,435,000, primarily as a result of increased sales. Cost of sales as a percentage of net sales, for the quarter ended October 31, 1996, compared to the same quarter in the prior year, decreased to 60.5% from 62.1%. This decrease was attributable to the improved mix in the Registrant's products and continued manufacturing efficiencies.

             Cost of sales for the nine months ended October 31, 1996, as compared to the nine months ended October 31, 1995, increased approximately
$862,000,  or 5.5%, to $16,400,000  from  $15,538,000,  primarily as a result of increased sales. Cost of sales as a percentage of net sales for the nine months ended October 31, 1996, compared to the same period in the prior year, decreased to 61.8% from 64.0%. This decrease was attributable to the improved mix in the Registrant's products and continued manufacturing efficiencies.

             Shipping, selling and general and administrative expenses for the quarter ended October 31, 1996, as compared to the quarter ended October 31, 1995, increased approximately $212,000, or 9.6%, from $2,215,000 to $2,427,000.
This increase was primarily attributable to increased expenses resulting from increased net sales. Shipping, selling and general and administrative expenses for the nine months ended October 31, 1996, as compared to the same period in the prior year, increased approximately $819,000, or 12.7%, from $6,466,000 to $7,285,000. This increase was primarily attributable to increased expenses due to increased net sales.

INTEREST EXPENSE:

             Interest expense for the quarter ended October 31, 1996, as compared to the quarter ended October 31, 1995, decreased approximately $49,000, or 50.5%, to $48,000 from $97,000. Interest expense for the nine months ended October 31, 1996, as compared to the nine months ended October 31, 1995, decreased approximately $152,000, or 46.1%, to $178,000 from $330,000. These decreases are attributable to the Registrant's repayment in full of its outstanding working capital bank debt on February 13, 1996.

WORKING CAPITAL AND LIQUIDITY:

             Working capital increased to $8,004,000 at October 31, 1996, as compared to $6,474,000 at October 31, 1995, an increase of $1,530,000, or 23.6%, resulting in a working capital ratio of approximately 3.8 to 1 at October 31, 1996. The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future.

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

                           PART II - OTHER INFORMATION







Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  Exhibit 27; Financial Data Schedule

         (b) Report on Form 8-K - The Registrant filed no reports on Form 8-K during the quarter ended October 31, 1996.

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


Date: December 6, 1996