Form 10-K
period 1997-01-31
UNIFLEX INC
filed 1997-04-22
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]

For the fiscal year ended  January 31, 1997
                           -----------------------------------------------------
                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

For the transition period from  -------------- to ------------------------------

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

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of April 7, 1997, the aggregate market value of the Registrant's outstanding voting Common Stock held by non-affiliates of the Registrant was $18,304,588.

         As of April 7, 1997, there were 4,293,860 shares outstanding of the Registrant's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than June 2, 1997 pursuant to Regulation 14A.

                                     PART I
Item 1.  BUSINESS

         (a) GENERAL DEVELOPMENT OF BUSINESS. Uniflex, Inc. (a Delaware corporation organized in 1973) is the successor by merger to the business and assets of Uniflex, Inc. (a New York corporation organized in 1963). Uniflex, Inc., its predecessor and subsidiaries are hereinafter collectively referred to as the Registrant. The Registrant designs, manufactures and markets a broad line of customized plastic packaging for sales and advertising promotions, clear bags for apparel and soft goods manufacturers and specialized, recyclable bags and other products for use in hospitals, medical laboratories and emergency care centers and has been so engaged for more than the past five years.

         In February 1997, the Registrant acquired substantially all of the assets and assumed certain of the liabilities of Merrick Packaging Specialists, Inc. a New York corporation ("Merrick") engaged in the distribution of high quality paper, paper laminate and plastic shopping bags and boxes for the retail industry.

         In  February  1997,  the  Registrant   formed  Uniflex,   UK,  Ltd.,  a
wholly-owned   subsidiary  of  the  Registrant  to  market  and  distribute  the
Registrant's products in the United Kingdom.

         In January 1996, the Registrant formed Uniflex Southeast L.L.C., a Delaware limited liability company ("Southeast") to market and distribute health and safety products and services primarily to the dental industry. Uniflex
Southeast, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant, is the Manager of Southeast and owns 80% of its equity. In March 1996, Southeast commenced operations in Roswell, Georgia.

         In January 1995, the Registrant formed Uniflex Southwest L.L.C., a Delaware limited liability company ("Southwest"). Southwest produces and markets jumbo flexible loop handle bags, double drawstring bags and reclosable, resealable, Trac-Loc bags. These products are sold to retailers, cosmetic firms, food packing companies and medical/healthcare supply firms. The Registrant is the Manager of Southwest and owns 80% of its equity. In April 1995, Southwest commenced operations in Albuquerque, New Mexico.

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

         (i) The Registrant's principal product is a flexible plastic bag with an attached plastic handle or other closure or carrying device, known as a "specialty bag." The bag is made of polyethylene and comes in various sizes. The bag is printed from artwork (e.g., the user's product and logo) prepared either by the Registrant's in-house art and production department or supplied to the Registrant by the user or its advertising agency. Injection molded rigid polyethylene handles, in various sizes and shapes, with reusable snap-closures, are affixed to the bags by a heat-sealing process. Other specialty bags produced and marketed by the Registrant include die-cut bags, drawstring bags, patch bags and litter bags. The Registrant's specialty bags are used primarily for promotional purposes including, for example, at trade shows and
exhibitions.   The   Registrant's   specialty   bags  are  sold   and   marketed
primarily   to  a   network   of promotional products distributors.

         The Registrant manufactures a line of specialized bags used in various segments of the healthcare industry including hospitals, clinical laboratories and radiology departments. For this industry the Registrant manufactures a clear bag used as a secondary container for the safe transport of clinical laboratory specimens, under the trademark "Speci-Gard(R)." The Registrant markets this product primarily to healthcare and laboratory supply companies. The Registrant believes that the bag meets or exceeds applicable OSHA standards. The bag is a liquid-tight, disposable specimen transport bag with a patented one step sealing system that is approved as a secondary container for specimen transport. The Registrant manufactures and markets a clear, radiolucent, disposable, protective cover for X-Ray cassettes under the trademark "Protex-Ray(TM)" to the healthcare market.

         The Registrant manufactures and markets a variety of conventional polyethylene bags without carrying attachments, many of which are also printed from artwork, for use in packaging principally by various apparel and soft goods manufacturers. The Registrant manufactures and markets flexible plastic envelopes with pressure sensitive adhesive closures for use in the air courier industry as a document handling pouch. The Registrant also sells molded plastic handles for plastic bags to other manufacturers.

         The Registrant manufactures and markets a highly tamper-evident cash handling bag under the trademarks "Ultravault(TM) and Univault(TM)." The disposable bags are constructed of high strength polymer film, provide thermal protection from tampering, and are constructed with the Registrant's patented one step Press and Close(R) sealing system. The Registrant markets the products to cash intensive businesses including financial institutions, retail establishments and fast food chains, for the safe transport of cash and other valuables.

         The Registrant, through Southwest, produces and markets a soft loop handle bag with applications ranging from retail shopping bags to functional "pick it yourself" produce bags. Other products include a double drawstring bag, which is marketed primarily to cosmetic related firms and a reclosable, resealable, Trac-Loc bag, which is marketed to healthcare and laboratory supply companies, food packaging firms and promotional products distributors.

         The Registrant, through Southeast, produces and markets infection control products for the dental industry, including a transport bag for dental impressions, antimicrobial soaps, and disinfectants.

         The Registrant, through Merrick, distributes high quality paper, paper laminate and plastic shopping bags and boxes for the retail industry.

         The Registrant continues to market its Ultravault(TM) "tamper evident" security bags which provide the user with visual evidence of tampering with the bag's contents. The Ultravault(TM) bags are being introduced into markets, such as banks, retailers, casino operators, stockbrokers and courier firms, which have security concerns for cash and other valuables.

         The following table sets forth the amount and percentage of sales contributed by each class of similar products for the last three fiscal years which contributed fifteen percent or more of total sales in any of such fiscal years.

                                                                          Fiscal Years ended January 31,
                                                       ------------------------------------------------------------

                                                               1997                    1996                   1995
                                                               ----                    ----                   ----
                                                                                  $ in thousands
Plastic Specialty Bags (including
    handle, drawstring, cut-out and litter                    $17,404                $17,931                 $16,937
    bags)...........................................            50%                    57%                     60%

         The Registrant distributes approximately 43% of its products to advertising specialty distributors as part of its bag advertising program. The Registrant distributes approximately 24% of its products, including Speci-Gard(TM) and other hospital related products, to hospital supply houses, laboratories, nursing homes and directly to certain hospitals. The Registrant also sells its products to various distributors for resale. Less than 10% of the Registrant's sales are directly with major retailers, chain stores, industrial concerns and other large end-users. The Registrant's products are sold through eighteen salespeople which include thirteen salespeople and five of the Registrant's officers. During the fiscal year ended January 31, 1997, the Registrant's sales staff accounted for approximately ninety-eight percent (98%) of sales while approximately two percent (2%) of sales were made through manufacturer's representatives.

         The Registrant's sales office, including its showroom, is located at its principal executive offices in Hicksville, New York (see Item 2 below). During the fiscal year ended January 31, 1997, the Registrant incurred advertising expenditures of approximately $482,000. The Registrant mails a complete catalogue of its merchandise, updated annually. For the year ended January 31, 1997, the Registrant mailed approximately 95,000 catalogues. This program develops substantial leads for the Registrant. In addition, the Registrant receives unsolicited inquiries, referrals and leads from existing customers, which are actively pursued by the

Registrant's salespersons. The Registrant also displays its merchandise at various trade shows, such as premium shows and soft-goods shows. Additionally, the Registrant mails a catalogue designed specifically for hospital supply houses and hospitals to promote its Speci-Gard(TM) products and other hospital products.

                  (ii) Not applicable.

                  (iii)  The raw  materials  essential  to the  business  of the
Registrant (primarily polyethylene plastic) are readily available. The Registrant's products are manufactured principally at the plant it leases in Westbury, New York (see Item 2 below). The Registrant owns the molds used in producing its handles, and, in addition, owns seven (7) injection molding machines which produce all of its requirements for such plastic handles.

                  (iv) The Registrant has registered trademarks protecting its logo and the names "Uniflex(TM)", "Texture-Flex(TM)", "Jet Pouch(TM)", "Tri-Flex(TM)", "Speci-Gard(TM)", "Hand-L-Bag(TM), Protex-Ray(TM), "Slip-Free(TM)", "Press and Close(TM)", "Special Air Tuff(TM)", "Uni- Box(TM)", "Micro-Tex(TM)", "Opti-Pouch(TM)", "UF(TM)", "Econovault(TM)", "Univault(TM)", "Ultravault(TM)", "Univault and Logo Design(TM)", "Bagvertising(TM)", "UF Line(TM)" and "The Bagvertising Company(TM)." The name "Uniflex(TM)" and the Uniflex logo trademark are also registered with the U.S. Patent and Trademark Office. The Registrant markets certain of its products utilizing its trademarks. The Registrant believes that the loss of one or more of its trademarks would not materially adversely affect its business.

                  (v) The Registrant's business is not affected by seasonal trends, however, approximately fifty percent to fifty-five percent of sales are traditionally made during the second half of the fiscal year. This is due to slightly higher demand during the late summer and fall seasons. The Registrant expects that approximately 70% of sales at its Merrick Division will be made during the second half of the fiscal year.

                  (vi) The Registrant's inventory consists primarily of raw materials. The Registrant maintains sufficient material on hand to expedite orders and properly service its customers.

                  (vii) The Registrant has approximately 8,700 customers, none of which accounted for more than ten percent (10%) of sales during the fiscal year ended January 31, 1997.

                  (viii) As of January 31, 1997, the Registrant had a $5,315,000 backlog of firm orders, all of which the Registrant expects to fill. As of January 31, 1996, the Registrant had a $5,108,000 backlog of firm orders, substantially all of which have been filled.

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

         The Registrant, with the assistance of independent consultants, constantly monitors compliance with Federal, state and local environmental provisions. During fiscal 1997, the Registrant spent approximately $14,000 on such compliance and estimates that $25,000 will be expended in the current fiscal year. The Registrant believes that such capital expenditures are not material to the operations of the Registrant.

                  (xiii) The Registrant has approximately 390 employees, including thirteen salespersons and fourteen officers. The Registrant's factory personnel are employed under contracts with Amalgamated Union Local 5 expiring on January 31, 1998.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Not applicable.

Item 2.  PROPERTIES.

                  The Registrant owns a 44,255 square foot building at 383 West John Street, Hicksville, New York 11802, which serves as the Registrant's principal executive offices. The Registrant uses approximately 9,900 square feet at this property for executive offices, sales, accounting, computers and showroom space. Approximately 34,400 square feet is used as warehouse space. The property is encumbered by a mortgage in the principal amount outstanding at January 31, 1997 of $1,436,137.

         The Registrant leases a building at 474 Grand Boulevard, Westbury, New York 11590, containing approximately 72,000 square feet of space, of which approximately 14,000 square feet are used for warehousing, approximately 42,000 square feet for manufacturing, approximately 10,000 square feet for shipping and receiving and approximately 6,000 square feet for executive and clerical offices. The expiration date of the Registrant's lease is April 30, 2003. During the fiscal year ended January 31, 1997, the Registrant paid approximately $146,250 for the base annual rental of said premises. In addition, the Registrant pays the cost of real estate taxes, insurance and other expenses of maintaining the building, which expenses amounted to approximately $310,000 during the fiscal year ended January 31, 1997.

         Southwest leases a building at 2512 Madison N.E., Albuquerque, New Mexico, containing approximately 10,000 square feet of space, of which approximately 700 square feet is for office space and the balance of approximately 9,300 square feet is for manufacturing. The expiration date of Southwest's lease is March 31, 2000 with a base rent of $3,552.37 monthly, including taxes and insurance.

         In connection with the acquisition of Merrick, as of February 1, 1997 the Registrant assumed Merrick's lease for a building at 70 Austin Boulevard, Commack, New York, containing approximately 18,000 square feet of warehouse space and 2,000 square feet of office space. The expiration date of the lease is July 31, 1998. The rent for the premises, inclusive of real estate taxes, is $7,627 per month until July 31, 1997 and $7,794 per month thereafter until the end of the term of the lease. The Registrant has tentatively agreed to sublease the entire premises to a third party.

Item 3.  LEGAL PROCEEDINGS.

         The Registrant is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II
Item 5.  Market for Registrant's Common Equity

         AND RELATED STOCKHOLDER MATTERS.

         (a) Market Information.

         The Registrant's Common Stock, $.10 par value, trades on the American Stock Exchange (the "AMEX") under the symbol "UFX".

         The following table sets forth the high and low closing sales prices of the Common Stock on the AMEX for the periods indicated.

                                            HIGH(1)            LOW(1)
         Year Ended
         January 31, 1997
                  First Quarter            7                   5
                  Second Quarter           6                   5
                  Third Quarter            9-13/16             5-1/4
                  Fourth Quarter           9-15/16             7-1/8

         Year Ended
         January 31, 1996
                  First Quarter            5                   3-7/8
                  Second Quarter           6-1/2               3-3/4
                  Third Quarter            5-7/8               4-11/16
                  Fourth Quarter           7                   4-11/16

(1) The Registrant declared a 50% stock dividend effective October 15, 1996 to holders of record as of September 26, 1996. The high and low sales prices have been adjusted to reflect such dividend.


              (b) Holders.

                                        Approximate Number of Record Holders (as
                  Title Of Class                   of April 7, 1997
                  --------------        ----------------------------------------

Common Stock, Par Value $.10 Per Share                 288


         The Registrant believes that there are in excess of 967 beneficial holders of the Common Stock.

         (c) Dividends.

         The Registrant has not declared any cash dividends on its Common Stock during the two most recent fiscal years. The Registrant declared a 50% stock dividend effective October 15, 1996 to holders of record as of September 26, 1996.

         Payment of cash dividends is within the discretion of the Registrant's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Registrant. In addition, the Registrant's revolving credit facility limits the payment of cash dividends in any fiscal year to 10% of the Registrant's consolidated pretax profit.


Item 6.  SELECTED FINANCIAL DATA.

                                                                          For the Years Ended January 31,
                                             ---------------------------------------------------------------------------------------

                                                1997                1996               1995               1994               1993
                                                ----                ----               ----               ----               ----
SELECTED INCOME
STATEMENT DATA:
Net Sales                                    $34,466,000        $31,510,000        $30,133,000        $25,660,000        $22,591,000
Gross Profit                                 $13,087,000        $11,187,000        $11,151,000        $ 9,469,000        $ 8,320,000
Net Income                                   $ 1,917,000        $ 1,459,000        $ 1,166,000        $   941,000        $   654,000
Earnings                                     $       .43        $       .35        $       .29        $       .23        $       .17
  Per Share: Note(1)(2)


SELECTED BALANCE
SHEET DATA:
Working Capital                              $ 8,434,000        $ 6,699,000        $ 5,822,000        $ 5,136,000        $ 3,510,000
Total Assets                                 $18,693,000        $16,283,000        $15,318,000        $13,394,000        $12,014,000
Long-Term Debt(3)                            $ 1,493,000        $ 2,170,000        $ 3,847,000        $ 3,968,000        $ 3,869,000
Stockholders' Equity                         $12,946,000        $10,245,000        $ 7,285,000        $ 6,186,000        $ 4,961,000

------------------

(1) Computation of earnings per share is based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. Common stock equivalents were calculated by the use of the treasury stock method.

(2) The Registrant declared a 50% stock dividend effective October 15, 1996 to holders of record as of September 26, 1996. Earnings per share have been adjusted to reflect this dividend.

(3)      Exclusive of current portion of long-term debt.

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1997                         1st Quarter          2nd Quarter          3rd Quarter         4th Quarter
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $8,554,965           $8,642,013           $9,339,319           $7,929,965
Gross Profit                                               $3,232,393           $3,214,915           $3,688,695           $2,951,286
Net income                                                 $  522,572           $  352,490           $  738,097           $  303,779
Net income per share(1)                                    $     0.12           $     0.08           $     0.16           $     0.07

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1996                         1st Quarter          2nd Quarter          3rd Quarter         4th Quarter
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $7,960,409           $7,567,787           $8,754,093           $7,227,674
Gross Profit                                                2,933,740            2,490,956            3,319,257            2,443,058
Net income                                                 $  374,629           $  221,439           $  600,778           $  261,735
Net income per share(1)                                    $     0.09           $     0.05           $     0.15           $     0.06

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1995                         1st Quarter          2nd Quarter          3rd Quarter         4th Quarter
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $6,922,139           $7,105,050           $8,042,563           $8,063,315
Gross Profit                                                2,577,173            2,473,893            3,368,337            2,731,734
Net income                                                 $  313,596           $  137,234           $  464,572           $  250,538
Net income per share(1)                                    $     0.08           $     0.04           $     0.11           $     0.06

------------------

(1) The Registrant declared a 50% stock dividend effective October 15, 1996 to holders of record as of September 26, 1996. Net income per share has been adjusted to reflect this dividend.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward- looking statements. Factors that may cause such differences include, but are not limited to, the Company's expansion into new markets, competition, technological advances and availability of managerial personnel.


SUMMARY:

         The following table, which should be read together with the Financial Statements and Notes to Financial Statements appearing elsewhere in this Report, sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to net sales of the Registrant and (ii) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                              Relationship To Total Revenues For the          Period to Period Increase
                                                    Years Ended January 31,                    (Decrease) Years Ended
                                              --------------------------------------          -------------------------

                                               1997            1996            1995          1996-1997         1995-1996
                                               ----            ----            ----          ---- ----         ---- ----

Net Sales                                     100.0%          100.0%          100.0%            9.4%             4.6%
Cost of Sales                                  62.0            64.4            63.0             5.2              7.5
Gross Profit                                   38.0            35.6            37.0            17.0               .3
Operating Expenses:
  Shipping, Selling, General
  and Administrative Expenses                  28.2            26.9            29.5            14.7             (4.9)
Interest                                         .6             1.3             1.3           (47.9)          (100.0)
Gain on Sale of Equipment                      --              --               (.3)           --             (100.0)
  Total                                        28.8            28.2            30.5            11.8             (3.7)
Income Before
  Provision For
  Income Taxes                                  9.2             7.4             6.5            36.8             19.2

Provision For
  Income Taxes                                  3.6             2.8             2.6            45.9             10.4

Net Income                                      5.6%            4.6%            3.9%           31.4%            25.1%

RESULTS OF OPERATIONS:

         SALES:
                  Sales for the years ended January 31, 1997, January 31, 1996 and January 31, 1995, were $34,466,000, $31,510,000 and $30,133,000 respectively. Sales for the year ended January 31, 1997 increased $2,956,000 or 9.4%, compared to the prior year as a result of increased sales in all divisions, primarily from the Medical Packaging Division. Sales for the year ended January 31, 1996, increased $1,377,000, or 4.6%, compared to the prior year, due primarily to an increase in the prices the Registrant charged for its products. These results were achieved without the contribution of sales from the Registrant's Hantico subsidiary which was sold in January 1995 and which contributed approximately $1,500,000 to sales during the fiscal year ended January 31, 1995.

         The Registrant's continued efforts to market the Medical Packaging Division's products to the healthcare industry resulted in the Medical Packing Division accounting for 24% of the Registrant's total sales, or approximately $8,133,000, for the fiscal year ended January 31, 1997. The Medical Packaging Division accounted for 23% of the Registrant's total sales, or approximately $7,261,000, for the fiscal year ended January 31, 1996.

         COST AND EXPENSES:

         JANUARY 31, 1997

         Cost of sales, as a percentage of sales, decreased to 62.0% for the year ended January 31, 1997, compared to 64.4% for the year ended January 31, 1996. This decrease was primarily due to the Registrant's continued emphasis on purchasing, manufacturing and systems controls. During fiscal 1997, the prices of raw material increased but began to stabilize during the fourth quarter. Certain anticipated raw material price increases have been reflected in the prices of products in the Registrant's new catalogs. As a result of the decrease in cost of sales, as a percentage of sales, gross profit for the year ended January 31, 1997, as compared to the year ended January 31, 1996, increased to 38.0% from 35.6%. Shipping, selling, general and administrative expenses for the year ended January 31, 1997, increased approximately $1,246,000, or 14.7%, compared to the year ended January 31, 1996. This increase was due primarily to increases in commissions, selling, advertising, promotion and freight out. These increases were primarily attributable to increased net sales. Interest expense for the year ended January 31, 1997, decreased approximately $198,000, or 48%, as compared to the year ended January 31, 1996. On February 13, 1996, the Registrant repaid in full its working capital debt under its credit facility thereby reducing its interest expense. Throughout substantially the entire fiscal year, excess cash was invested in short term financial instruments helping to offset mortgage interest costs and other interest expense.

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

         Shipping, selling, general and administrative expenses for the year ended January 31, 1996, decreased approximately $435,000, or 4.9%, compared to the prior year. This decrease was due primarily to decreases in insurance, freight out and environmental expenses. For the year ended January 31, 1996, other expenses increased from $316,000 to $413,000, or 31%, due to a gain or sale of equipment and inventory of $94,000 reported for the fiscal year ended January 31, 1995.

         Interest expense for the year ended January 31, 1996 increased $3,000, or less than 1%, compared to the year ended January 31, 1995. This increase was attributable to a nominal increase in borrowings at the start of the Registrant's 1996 fiscal year due to the start up of Southwest.

         INCOME BEFORE PROVISION FOR INCOME TAXES:

         Income before provision for income taxes for the year ended January 31, 1997, increased approximately $852,000, or 37%, to approximately $3,169,000 compared to approximately $2,317,000 for year ended January 31, 1996. This increase was primarily attributable to increased sales, efficient purchasing of raw materials and continued improvements in manufacturing operations.

         Income before provision for income taxes for the year ended January 31, 1996, increased approximately $374,000, or 19.2%, to approximately $2,317,000 compared to approximately $1,943,000 for the year ended January 31, 1995. This increase was primarily attributable to increased sales, continued improvements in manufacturing operations and a reduction in shipping, selling, general and administrative expenses. Income before provision for income taxes for the year ended January 31, 1996 would have been $150,000 greater without the start up costs associated with Southwest.

         PROVISION FOR INCOME TAXES:

         Provision for income taxes for the year ended January 31, 1997, was $1,252,000 compared to $858,000 for the prior year primarily due to the increase of $852,000 in income before provision for income taxes.

         Provision for income taxes for the year ended January 31, 1996, was $858,000 compared to $777,000 for the prior year primarily due to the increase of $374,000 in income before provision for income taxes.

         LIQUIDITY AND CAPITAL COMMITMENTS:

         Working capital for the fiscal year ended January 31, 1997, increased to $8,434,000 from $6,699,000 for the year ended January 31, 1996. This increase of $1,735,000, or 25.9%, was directly attributable to operating activities during fiscal 1997. This increase resulted in a working capital ratio of 4.4 to 1 as January 31, 1997.

         On April 24, 1995, the Registrant entered into a revolving credit facility establishing a three-year $3,500,000 line of credit. Proceeds of the credit facility were used for the repayment of indebtedness, permitted acquisitions and working capital. The credit agreement contains financial covenants relating to, among other things, capital expenditures, minimum debt service coverage, minimum working capital, minimum tangible net worth, the ratio of current assets to current liabilities and the ratio of total liabilities to tangible net worth. Borrowings under the credit facility will bear interest, at the Registrant's option, either at the bank's prime rate or at a rate 1-1/2% per annum in excess of LIBOR (London Interbank Offered Rate). As of January 31, 1997, the Registrant had no indebtedness outstanding under the credit facility. During the course of the fiscal year ended January 31, 1996, the Registrant periodically reduced its debt and on February 13, 1996 repaid in full its indebtedness under the credit facility. The Registrant has unused lines of credit under its revolving credit facility of $3,500,000. The Registrant believes that it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital resource requirements for the foreseeable future and to fund potential acquisitions. The Registrant currently has budgeted $550,000 for capital improvements in fiscal 1998.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data are included under Item 14 of this Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 9, 1996, the Audit Committee of the Board of Directors of the Registrant dismissed Miller, Ellin & Co. ("Miller Ellin") as independent accountants to the Registrant and appointed Patrusky Mintz & Semel as the new independent accountants to the Registrant. Miller Ellin's accountant's report on the financial statements of the Registrant for the fiscal years ended January 31, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with Miller Ellin to report in response to Item 304(a) of Regulation S-K, ss. 229.304(a).

                                    PART III

         The information required by Items 10, 11, 12 and 13 of this Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than June 2, 1996 pursuant to Regulation 14A.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

                  (a)  (1) FINANCIAL STATEMENTS

The following financial statements of Uniflex,  Inc., otherwise includable under
Item 8, are included in this Item 14:

INDEX                                                            PAGE

Reports of Independent Auditors                                   F-1

Balance Sheets at January 31,
  1997 and 1996                                                   F-3

Statements of Income for the
  years ended January 31, 1997,
  1996 and 1995                                                   F-4

Statements of Changes in
  Stockholders'Equity for the years
  ended January 31, 1997, 1996
  and 1995                                                        F-5

Statements of Cash Flows for the
  years ended January 31, 1997,
  1996 and 1995                                                   F-6

Notes to Financial Statements                                     F-7


                        (2) FINANCIAL STATEMENT SCHEDULES


SCHEDULE II    Valuation and Qualifying Accounts
                 and Reserves                                    F-20

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

                  (3)  EXHIBITS

NO.                                                                                                       REFERENCE
3. (a)   Articles of Incorporation (as filed with the Secretary of State of Delaware on
         April 16, 1973) and By-laws                                                                            (1)

   (b)   Certificate of Amendment of Certificate of Incorporation as filed with the
         Secretary of State of the State of Delaware on June 29, 1987                                           (2)

   (c)   Amended and Restated By-Laws adopted on June 29, 1989                                                  (3)

4.       See Articles of Incorporation included herein as Exhibit 3                                             (1)

10.(a)   Stock Option Agreement of Warner J. Heuman dated February 1, 1987                                      (2)

   (b)   Stock Option Agreement of Manfred M. Heuman dated February 1, 1987                                     (2)

   (c)   Stock Option Agreement of Erich Vetter dated February 1, 1987                                          (2)

   (d)   Lease dated August 12, 1977 between the Registrant, as Tenant, and Harold R.
         Abrams, Rosalie Abrams Katz, Ira Parris and Annette Parris, as Landlord, for
         the Registrant's manufacturing facility in Westbury, New York                                          (1)

   (e)   Registrant's Profit Sharing Plan and Trust dated January 22, 1976, as amended                          (1)

   (f)   Stock Option Agreement of Robert K. Semel dated December 21, 1990                                      (4)

   (g)   Deferred Compensation and Consulting and Non-Competition Agreements of
         Erich Vetter dated as of April 28, 1991                                                                (4)

   (h)   Deferred Compensation and Consulting and Non-Competition Agreements of
         Manfred M. Heuman dated as of April 28, 1991                                                           (4)


NO.                                                                                                       REFERENCE
   (i)   Deferred Compensation and Consulting and Non-Competition Agreements of
         Warner J. Heuman dated as of April 28, 1991                                                            (4)

   (j)   Amended Stock Option Agreement of Erich Vetter dated August 29, 1990                                   (4)

   (k)   Amended Stock Option Agreement of Manfred M. Heuman dated August 29,
         1990                                                                                                   (4)

   (l)   Amended Stock Option Agreement of Warner J. Heuman dated August 29,
         1990                                                                                                   (4)

   (m)   Profit Sharing 401(k) Plan of the Registrant                                                           (5)

   (n)   Lease Extension and Modification Agreement dated December 5, 1992 between the Registrant, as Tenant, and Ira Parris, Annette Parris, Rosalie Abrams Katz,
         and David S. Rhine and Howard M. Abrams, Trustees of Trust B under the
         Last Will and Testament of Samuel Abrams, as Landlord, for the Registrant's
         manufacturing facility in Westbury, New York                                                           (6)

   (o)   Asset Purchase Agreement dated as of July 1, 1993, by and among the
         Registrant, Haran Packaging Co., Inc. and Neil Sklar                                                   (7)

   (p)   Credit Agreement dated as of April 24, 1995 between the Registrant and
         The Chase Manhattan Bank, N.A.                                                                         (8)

   (r)   Promissory Note in the maximum principal amount of $3,500,000 between the
         Registrant and The Chase Manhattan Bank, N.A.                                                          (8)

   (s)   Guaranty of Uniflex Southwest L.L.C. in favor of The Chase Manhattan
         Bank, N.A.                                                                                             (8)

   (t)   Guaranty of Hantico, Inc. in favor of The Chase Manhattan Bank, N.A.                                   (8)

   (u)   Employment Agreement of Herbert Barry dated as of February 1, 1996                                     (9)

   (v)   Second Amended and Restated Employment of Robert K. Semel dated as of
         February 1, 1996                                                                                       (9)

   (w)   Employment Agreement of Martin Brownstein dated as of February 1, 1996                                 (9)

   (x)   Asset Purchase Agreement dated as of February 1, 1997, by and among the Registrant,
         Merrick Packaging Specialists, Inc., Jeffrey Gold, Lawrence Gold and Steven
         Braverman                                                                                             (10)

                                      -24-

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

(9) Incorporated by reference to the Registrant's Annual Report Form 10-K for its fiscal year ended January 31, 1996.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 1997.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 22nd day of April, 1997.

                                  UNIFLEX, INC.
                                  (Registrant)

                                  By:/S/ Herbert Barry
                                     -----------------
                                     Herbert Barry, Chairman
                                     of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       SIGNATURE                           TITLE                                                     DATE
/S/ WARNER J. HEUMAN                Director                                                      April 22, 1997
----------------------
Warner J. Heuman

/S/ HERBERT BARRY                   Chairman of the Board, Chief Executive                        April 22, 1997
---------------------
Herbert Barry                       Officer and Director

/S/ ERICH VETTER                    Director                                                      April 22, 1997
---------------------
Erich Vetter

/S/ ROBERT K. SEMEL                 President, Secretary and Director                             April 22, 1997
---------------------
Robert K. Semel

/S/ KURT VETTER                     First Vice President-Engineering and                          April 22, 1997
---------------------
Kurt Vetter                         Director

/S/ ROBERT GUGLIOTTA                Vice President-Finance, Treasurer and                         April 22, 1997
---------------------
Robert Gugliotta                    Controller

/S/ MARTIN BROWNSTEIN               Senior Vice President and Director                            April 22, 1997
---------------------
Martin Brownstein

/S/ MARTIN GELERMAN                 Director                                                      April 22, 1997
---------------------
Martin Gelerman

/S/ STEVEN WOLOSKY                  Director                                                      April 22, 1997
---------------------
Steven Wolosky

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
UNIFLEX, INC.

We have audited the accompanying consolidated balance sheets of Uniflex, Inc. and Subsidiaries as of January 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniflex, Inc. and Subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended January 31, 1997 and 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(1) (2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.








/S/PATRUSKY, MINTZ & SEMEL
--------------------------
PATRUSKY, MINTZ & SEMEL
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 21, 1997

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
UNIFLEX, INC.

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Uniflex, Inc. and Subsidiaries for the year ended January 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and preform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Uniflex, Inc. and Subsidiaries for the year ended January 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                            /S/ MILLER, ELLIN & COMPANY
                                            ---------------------------
                                            MILLER, ELLIN & COMPANY
                                            CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 21, 1995
                                       F-2

                         UNIFLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1997 AND 1996

                                                                         1997                         1996
                                                                         ----                         ----

ASSETS
Current Assets
  Cash and cash equivalents (Note 1)                                $  2,114,923               $  1,196,593
  Accounts receivable (net of allowances
   of $160,061 in 1997 and $174,500 in 1996)                           4,084,710                  3,364,989
  Inventories (Notes 1 and 3)                                          3,618,893                  2,699,948
  Refundable and prepaid income taxes                                    279,791                    898,610
  Prepaid expenses and other current assets                              565,263                    606,943
  Deferred tax asset (Notes 1 and 7)                                     291,200                    269,900
                                                                    ------------               ------------
      Total Current Assets                                            10,954,780                  9,036,983

Property and Equipment (Notes 1, 4 and 5)                              6,786,936                  6,427,427

Intangible Assets (Note 1)                                               220,013                    156,404

Other Assets                                                             731,590                    661,798
                                                                    ------------               ------------

      Total Assets                                                  $ 18,693,319               $ 16,282,612
                                                                    ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt (Note 5)                     $    171,000               $    151,646
  Accounts payable                                                     1,351,060                  1,234,487
  Accrued liabilities (Note 6)                                           998,888                    952,018
                                                                    ------------               ------------
      Total Current Liabilities                                        2,520,948                  2,338,151
                                                                    ------------               ------------

Long-Term Debt (Note 5)                                                1,493,131                  2,169,506
                                                                    ------------               ------------
Deferred Rent (Note 1)                                                   141,246                    122,496
                                                                    ------------               ------------
Deferred Compensation and Postretirement
 Benefits (Note 12)                                                    1,329,237                  1,215,124
                                                                    ------------               ------------

Commitments and Contingencies (Note 14)

Minority Interest (Note 9)                                               262,500                    192,500
                                                                    ------------               ------------

Stockholders'  Equity  (Notes 2, 8, 9 and 10)
  Common  stock - par value $.10 per share
   10,000,000 shares authorized; issued and
   outstanding 4,289,668 in 1997 and
   3,999,576 in 1996                                                     428,966                    266,638
  Additional paid-in capital                                           2,448,379                  1,854,723
  Retained earnings and members' capital                              10,096,340                  8,179,402
                                                                    ------------               ------------
                                                                      12,973,685                 10,300,763
  Less note receivable - stock purchase (Note 8)                         (27,428)                   (55,928)
                                                                    ------------               ------------
                                                                      12,946,257                 10,244,835
                                                                    ------------               ------------

      Total Liabilities and Stockholders' Equity                    $ 18,693,319               $ 16,282,612
                                                                    ============               ============

The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995



                                                            1997                   1996                    1995
                                                            ----                   ----                    ----


Net sales                                              $ 34,466,262           $ 31,509,963           $ 30,133,067

Cost of sales                                            21,378,973             20,322,952             18,981,930
                                                       ------------           ------------           ------------

Gross profit                                             13,087,289             11,187,011             11,151,137

Shipping, selling, general and
 administrative expenses                                  9,702,838              8,457,319              8,892,321
                                                       ------------           ------------           ------------

Income before other (income) expenses                     3,384,451              2,729,692              2,258,816
                                                       ------------           ------------           ------------

Other (income) expenses:
  Interest - net                                            215,313                413,111                410,016
  Gain on sale of equipment and
   inventory                                                   --                     --                  (94,140)
                                                       ------------           ------------           ------------

                                                            215,313                413,111                315,876
                                                       ------------           ------------           ------------

Income before provision for income
 taxes                                                    3,169,138              2,316,581              1,942,940

Provision for income taxes
 (Notes 1 and 7)                                          1,252,200                858,000                777,000
                                                       ------------           ------------           ------------

Net income                                             $  1,916,938           $  1,458,581           $  1,165,940
                                                       ============           ============           ============


Earnings per common share and
 common share equivalents (Notes 1 and 2)              $        .43           $        .35           $        .29
                                                       ============           ============           ============


Weighted average number of common
 shares and common shares equivalents
 outstanding (Notes 1 and 2)                              4,480,414              4,118,802              4,078,671
                                                       ============           ============           ============







The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


                                              Common Stock       Additional       Retained Earnings
                                              ------------       ----------              and         Note Receivable
                                           Amount       Shares   Paid-in Capital  Members Capital    Stock Purchase       Total
                                           ------       ------   ---------------  ---------------    --------------       -----

Balance at January 31, 1994             $  226,658    2,266,584   $   517,028       $  5,554,881     $   (112,928)   $  6,185,639
Retirement of common stock                  (3,630)     (36,300)     (141,578)              --               --          (145,208)
Issuance of common stock as
 compensation                                1,005       10,050        49,245               --               --            50,250
Amortization of note receivable
 (Note 8)                                     --           --            --                 --             28,500          28,500
Net income                                    --           --            --            1,165,940             --         1,165,940
                                        ----------   ----------   -----------       ------------     ------------    ------------

Balance at January 31, 1995                224,033    2,240,334       424,695          6,720,821          (84,428)      7,285,121
Exercise of stock options (Note 10)         42,400      424,000       219,420               --               --           261,820
Tax benefit from exercise of stock
 options (Note 10)                            --           --       1,193,000               --               --         1,193,000
Issuance of common stock as
 compensation                                  205        2,050        17,608               --               --            17,813
Amortization of note receivable
 (Note 8)                                     --           --            --                 --             28,500          28,500
Net income                                    --           --            --            1,458,581             --         1,458,581
                                        ----------   ----------   -----------       ------------     ------------    ------------

Balance at January 31, 1996                266,638    2,666,384     1,854,723          8,179,402          (55,928)     10,244,835
Exercise of stock options (Note 10)         21,555      215,545       213,097               --               --           234,652
Tax benefit from exercise of stock
 options (Note 10)                            --           --         499,402               --               --           499,402
Issuance of common stock to effect a
 3 for 2 stock split (Note 2)              140,484    1,404,841      (140,484)              --               --              --
Issuance of common stock as
 compensation                                  289        2,898        21,641               --               --            21,930
Amortization of note receivable
 (Note 8)                                     --           --            --                 --             28,500          28,500
Net income                                    --           --            --            1,916,938             --         1,916,938
                                        ----------   ----------   -----------       ------------     ------------    ------------

Balance at January 31, 1997             $  428,966    4,289,668   $ 2,448,379       $ 10,096,340     $    (27,428)   $ 12,946,257
                                        ==========   ==========   ===========       ============     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                           INCREASE (DECREASE) IN CASH


                                                       1997                   1996                  1995
                                                       ----                   ----                  ----

Cash flows from operating activities:

  Net income                                      $ 1,916,938            $ 1,458,581            $ 1,165,940
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Gain on sale of equipment and
      inventory                                          --                     --                  (94,140)
     Deferred compensation, postretirement
      medical benefits and related
      interest                                        114,113                103,646                179,777
     Depreciation and amortization                    915,888                852,956                816,911
     Equity issued as compensation                     21,930                 17,815                 50,250
     Amortization of note receivable                   28,500                 28,500                 28,500
     Deferred rent                                     18,750                 33,750                 47,499
     Deferred income taxes                            (82,300)               (85,260)              (190,000)
    Changes in assets and liabilities:
     Accounts receivable                             (719,721)               822,974               (993,809)
     Inventories                                     (918,945)               381,343               (596,366)
     Prepaid expenses and other current
      assets                                           41,680                103,284               (145,572)
     Other assets                                      (8,792)                81,748               (300,093)
     Accounts payable                                 116,573               (424,163)               476,987
     Accrued liabilities                               46,870                 86,726                146,485
     Income taxes - receivable and
      prepaid                                       1,118,221                  3,235                167,858
                                                  -----------            -----------            -----------

      Net cash provided by operating
       activities                                   2,609,705              3,465,135                760,227
                                                  -----------            -----------            -----------


Cash flows from investing activities:

  Purchase of property and equipment               (1,098,318)            (1,109,829)              (910,367)
  Proceeds from sale of equipment and
   inventory                                             --                     --                  255,900
  Purchase of intangible assets                       (76,059)               (83,077)               (24,083)
                                                  -----------            -----------            -----------

      Net cash used in investing
       activities                                  (1,174,377)            (1,192,906)              (678,550)
                                                  -----------            -----------            -----------

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D.)
               FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                           INCREASE (DECREASE) IN CASH


                                                               1997                   1996                  1995
                                                               ----                   ----                  ----

Cash flows from financing activities:

  Proceeds from minority contribution                    $      --              $    27,500            $      --
  Proceeds of long-term debt                                    --                    7,500                 50,000
  Payment of long-term debt                                 (751,650)            (1,900,181)              (110,940)
  Payment for retirement of common
   stock                                                        --                     --                 (145,208)
  Proceeds from exercise of stock
   options                                                   234,652                261,820                   --
  Payment of notes payable                                      --                     --                  (40,000)
                                                         -----------            -----------            -----------

      Net cash used in financing
       activities                                           (516,998)            (1,603,361)              (246,148)
                                                         -----------            -----------            -----------


Net increase (decrease) in cash and cash
 equivalents                                                 918,330                668,868               (164,471)


Cash and cash equivalents - beginning of
 year                                                      1,196,593                527,725                692,196
                                                         -----------            -----------            -----------


Cash and cash equivalents - end of
 year                                                    $ 2,114,923            $ 1,196,593            $   527,725
                                                         ===========            ===========            ===========




The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS AND CONCENTRATION OF CREDIT RISK:

Uniflex, Inc. and Subsidiaries (the "Company") designs, manufactures and sells a variety of plastic bags, used in packaging, promotion and retailing, primarily to advertising specialty distributors, hospitals or hospital supply houses and retailers located throughout the United States. The Company extends credit to its customers and historically has not experienced significant losses related to receivables and individual customers or groups of customers in any particular industry or geographic area.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Uniflex, Inc. and its wholly-owned subsidiary Hantico, Inc. (inactive), and an 80% interest in Uniflex Southwest L.L.C., organized in January 1995, and an 80% interest in Uniflex Southeast L.L.C., organized in January 1996 and inactive until March 1996. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

The Company considers cash and cash equivalents to include highly liquid debt instruments purchased with a maturity of three months or less. At times, such investments may be in excess of federal insurance limits.

FINANCIAL INSTRUMENTS:

The Companies' financial instruments include cash and cash equivalents and trade receivables and payables for which carrying amounts approximate fair value. Management estimates that the carrying amount of its long-term debt also approximates fair value.

INVENTORIES:

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.):

INTANGIBLE ASSETS:

Intangible assets consist primarily of patent costs, organization costs, a covenant not to compete, deferred loan acquisition costs, a customer list and training materials. The values are being amortized, on a straight-line basis over the period of expected benefit ranging from four to five years. Accumulated amortization was $243,323 and $160,872 at January 31, 1997 and 1996, respectively.

LONG-LIVED ASSETS:

It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

DEFERRED RENT:

Deferred rent payable represents the excess of recognized rent expense over scheduled lease payments, which will be credited to future operations.

DEFERRED INCOME TAXES:

Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. The principal sources of temporary differences are different methods used for depreciation provisions, deferred compensation and New York State investment tax credits.

EARNINGS PER SHARE:

Computation of earnings per share is based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. Common stock equivalents were calculated by use of the treasury stock method. The number of shares used in the computations of earnings per share were 4,480,414, 4,118,802 and 4,078,671 in 1997, 1996 and 1995,
respectively, after giving effect to a stock split (Note 2).

REVENUE RECOGNITION:

Revenue is recognized when orders are shipped.

ADVERTISING COSTS:

Advertising costs are charged to operations as incurred. Catalog costs are accounted for as a prepaid expense and are amortized over a twelve month period. Advertising expenses inclusive of catalog costs charged to operations for the year ended January 31, 1997, 1996 and 1995 were approximately $482,000, $294,000 and $357,000, respectively.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.):

RECLASSIFICATION OF PRIOR YEAR'S BALANCES:

Certain amounts in the prior year's financial statements were reclassified to conform with the current year's presentation.

NOTE 2.  STOCK DIVIDEND:

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

NOTE 3.  INVENTORIES:

Inventories consist of the following:

                                                     1997                1996
                                                     ----                ----

Raw materials and supplies                         $2,255,078         $1,755,374
Work-in-process                                       147,343            227,715
Finished goods                                      1,216,472            716,859
                                                   ----------         ----------

                                                   $3,618,893         $2,699,948
                                                   ==========         ==========

NOTE 4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                                                                       Estimated Useful
                                                             1997                   1996                 LIFE IN YEARS
                                                             ----                   ----                 -------------

Land                                                    $   860,000             $   860,000
Building and improvements                                 2,743,941               2,743,024                    31.5
Machinery and equipment                                   9,751,492               8,466,354                     10
Leasehold improvements                                      614,993                 594,672                    7 - 10
Plates and engravings                                       692,964                 549,159                      5
Furniture and fixtures                                      618,935                 575,378                    5 - 10
Delivery equipment                                           34,462                  34,462                      4
Machinery under construction                                   --                   300,787
                                                        -----------             -----------
                                                         15,316,787              14,123,836
Less accumulated depreciation and
 amortization                                             8,529,851               7,696,409
                                                        -----------             -----------

                                                        $ 6,786,936             $ 6,427,427
                                                        ===========             ===========

Depreciation and amortization expense charged to operations for the years ended January 31, 1997, 1996 and 1995 amounted to $833,438, $770,930 and $753,167, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 4.  PROPERTY AND EQUIPMENT (CONT'D.):

Assets held under capitalized leases, included above, are as follows


                                           1997              1996
                                           ----              ----

Machinery and equipment                  $163,683         $ 69,054
Furniture and fixtures                    126,762          126,762
                                         --------         --------
                                          290,445          195,816
Less accumulated depreciation              48,558           13,243
                                         --------         --------

                                         $241,887         $182,573
                                         ========         ========


NOTE 5.  LONG-TERM DEBT:

Long-term debt consists of the following:


                                                                           1997                       1996
                                                                           ----                       ----


Bank loan (A)                                                           $     --                 $  600,000

Mortgage payable - bank - payable in
 monthly installments of $9,245 plus
 interest at prime plus 1/4% to 2009 -
 secured by land, building and improvements                              1,436,137                1,547,077

Note payable - minority interest - payable
 on January 1, 2000 with  interest at 7% per annum -
 unsecured                                                                   7,500                    7,500

Capital lease obligations (Note 14)                                        220,494                  166,575
                                                                        ----------               ----------
                                                                         1,664,131                2,321,152
Less current maturities                                                    171,000                  151,646
                                                                        ----------               ----------

                                                                        $1,493,131               $2,169,506
                                                                        ==========               ==========

Interest expense charged to operations for the years ended January 31, 1997, 1996 and 1995 amounted to $157,416, $323,963 and $314,528, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 5.  LONG-TERM DEBT (CONT'D.):

Following are the maturities of long-term debt as of January 31, 1997 and for each of the next five years and in the aggregate:

                   Mortgage       Note       Capital Lease
                    Payable      Payable       Obligations          Total
                    -------      -------       -----------          -----


1997             $  110,940    $     --        $   60,060      $  171,000
1998                110,940          --            50,913         161,853
1999                110,940         7,500          54,664         173,104
2000                110,940          --            32,039         142,979
2001                110,940          --            22,818         133,758
Thereafter          881,437          --              --           881,437
                 ----------    ----------      ----------      ----------

                 $1,436,137    $    7,500      $  220,494      $1,664,131
                 ==========    ==========      ==========      ==========

(A) The Company has a credit agreement with its lending bank. The agreement provides for the Company to borrow up to $3,500,000, payable interest only at the prime rate or LIBOR plus 1-1/2% through April 24, 1998, at which time any balance outstanding is payable in full. The credit facility is unsecured.

The credit facility is subject to a 1/4% commitment fee on the average unused loan portion. The agreement contains covenants and restrictions relating to net worth, working capital, indebtedness, financial ratios, dividends, capital expenditures, investments, acquisitions, earnings and continuity of management.

As of January 31, 1997, there were no outstanding borrowings against this line of credit.


NOTE 6.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                             1997             1996
                                             ----             ----

Accrued commissions                       $333,492         $365,711
Accrued payroll and bonuses                392,864          370,985
Accrued vacation                           212,158          164,400
Other                                       60,374           50,922
                                          --------         --------

                                          $998,888         $952,018
                                          ========         ========

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 7.  INCOME TAXES:

The provision for income taxes consists of the following:

                                                          For the Years Ended January 31,
                                                 ---------------------------------------------------
                                                 1997                   1996                    1995
                                                 ----                   ----                    ----

Current
  Federal                                   $ 1,185,800             $   859,000             $   827,000
  State                                         148,700                  84,000                 140,000
                                            -----------             -----------             -----------
                                              1,334,500                 943,000                 967,000
                                            -----------             -----------             -----------

Deferred:
  Federal                                       (34,300)                (69,000)               (163,000)
  State                                         (22,000)                (16,000)                (45,000)
  Change in state tax law                          --                      --                   (61,000)
                                            -----------             -----------             -----------
                                                (56,300)                (85,000)               (269,000)

Change in valuation allowance                   (26,000)                   --                    79,000
                                            -----------             -----------             -----------

                                                (82,300)                (85,000)               (190,000)
                                            -----------             -----------             -----------

      Total                                 $ 1,252,200             $   858,000             $   777,000
                                            ===========             ===========             ===========

At Federal statutory rates                  $ 1,077,500             $   788,000             $   660,000
Effect of:
  Permanent differences                          12,600                  22,000                  12,000
  Over/under accruals                            54,500                 (25,000)                 38,000
  State income taxes, net of federal
   benefits                                      98,600                  64,000                  72,000
  State investment tax credits, net of
   federal benefit                              (15,000)                (19,000)                (23,000)
  Change in state tax law                          --                      --                   (61,000)
  Change in valuation allowance                 (26,000)                   --                    79,000
  Other                                          50,000                  28,000                    --
                                            -----------             -----------             -----------

      Total                                 $ 1,252,200             $   858,000             $   777,000
                                            ===========             ===========             ===========

At January 31, 1997, the Company has available for state income tax purposes unused investment tax credits of approximately $345,000 expiring through the year 2007.

The net current and non-current components of deferred income taxes recognized in the balance sheet are as follows:

                                             1997               1996
                                             ----               ----

Net current assets                         $291,200           $269,900
Net non-current assets                      247,400            186,400
                                           --------           --------

                                           $538,600           $456,300
                                           ========           ========

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 7.  INCOME TAXES (CONT'D.):

The Components of the net deferred tax asset are as follows:
                                                             January 31,
                                                        ---------------------
                                                        1997             1996
                                                        ----             ----

Deferred tax assets
Accounts receivable allowances                     $    67,200      $    74,000
Inventory - uniform capitalization                      58,800           59,000
Vacation pay accrual                                    89,000           69,000
Deferred rent                                           59,200           52,000
Stock option compensation                               41,200           41,000
Deferred compensation and post-retirement
 medical benefits                                      558,200          510,000
Investment tax credit carryforwards                    345,000          381,000
                                                   -----------      -----------
                                                     1,218,600        1,186,000
Valuation allowance                                   (113,000)        (189,000)
                                                   -----------      -----------
                                                     1,105,600          997,000
Deferred tax liability:
 Depreciation                                          567,000          540,700
                                                   -----------      -----------

Net deferred tax asset                             $   538,600      $   456,300
                                                   ===========      ===========

The Company's U.S. income tax returns for the years ended January 31, 1996, 1995 and 1994 are presently under examination by the Internal Revenue Service. Management believes that any assessment that may result will not be material to the financial statements.


NOTE 8.  COMMON STOCK:

On December 21, 1990, the Company entered into an agreement whereby it issued 270,000 shares of common stock to an officer of the Company for consideration of $.75 per share ($202,500). Payment for the stock consisted of $4,500 in cash and the issuance of a note in the amount of $198,000 payable in seven equal annual principal installments (plus interest at 8.66%) commencing February 1991. Each annual installment, including interest, is to be forgiven by the Company as additional compensation provided that the officer fulfills the terms of his employment agreement through January 1997. The transaction has been recorded as a sale of stock with the note receivable reflected as a reduction of stockholders' equity. For each of the years ended January 31, 1997, 1996 and 1995, $28,500, net of interest, was charged to compensation expense to reflect the forgiveness of the annual installments.


NOTE 9.   MINORITY INTEREST:

In January 1995 the Company acquired an 80% interest in Uniflex Southwest, L.L.C. ("Southwest") for $600,000 in cash. Additionally, a minority member purchased a 20% interest in Southwest for $27,500 in cash, and equipment having a fair market value of $165,000.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 9.  MINORITY INTEREST (CONT'D.):

Under the terms of the operating agreement of Southwest, all losses are allocated to Uniflex, Inc. until Southwest has net income for two consecutive fiscal quarters. All net income reported by Southwest will then be allocated to Uniflex, Inc. until the cumulative net income allocated to Uniflex, Inc. equals the cumulative net losses previously allocated to Uniflex, Inc. Afterwards, net income and losses will be allocated 45% to Uniflex, Inc. and 55% to the minority member. The minority member shall contribute 60% of its allocated net income to Southwest, receiving an additional 1% ownership for each $7,500 it contributes. When the minority member's ownership interest reaches 49%, net income and losses will be allocated in relation to the members' ownership interest in Southwest.

In March 1996 the Company acquired an 80% interest in Uniflex Southeast, L.L.C. ("Southeast"). An initial capital contribution of $50,000 was made along with additional advances of approximately $308,000 through January 31, 1997.

Under the terms of the operating agreement all losses are allocated to Uniflex, Inc. until Southeast has net income for two consecutive fiscal quarters. All net income reported by Southeast will then be allocated to Uniflex, Inc. until the cumulative net income allocated to Uniflex, Inc. equals the cumulative net losses previously allocated to Uniflex, Inc. Afterwards, net income will be allocated 50% to Uniflex, Inc. and 50% to the minority members. The minority members have the right to purchase additional ownership at $7,500 for each additional percentage point. However, the ownership percentage of Uniflex, Inc. may not decrease below 32%. If at any time, the minority members' ownership percentage exceeds 50% profits will be allocated in proportion to ownership percentages.


NOTE 10.  STOCK OPTIONS:

The Company adopted the 1993 Stock Option Plan (the Plan), which provides for the granting of options to purchase up to 360,000 shares of the Company's common stock to employees of the Company. The exercise price for non-qualified options can be no less than 75% of the fair market value of the Company's common stock at the date of grant. The exercise price for incentive stock options can be no less than the fair market value of the Company's common stock at the date of grant with the exception of an employee who, prior to the granting of the option, owns stock representing more than 10% of the voting rights for which the exercise price can be no less than 110% of the fair market value of the Company's common stock at the date of grant. The Plan is administered by the Stock Option Committee of the Board of Directors. The Committee determines when the options are exercisable and the term of the option, up to ten years. To date, options to purchase 166,500 shares have been granted under the Plan at prices ranging from $1.42 to $7.33. During the year ended January 31, 1997 options to purchase 46,500 shares were granted.

The Company has granted a third party the option to purchase 180,000 shares of the Company's common stock at a price of $1.08 per share. The options are exercisable up to 36,000 shares per year for five years, commencing on September 1, 1992. Each option expires five years from the commencement date with the last option expiring on August 31, 2000.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 10.  STOCK OPTIONS (CONT'D.):

Pursuant to separate stock option agreements, the Company has granted to eighteen employees options to purchase a total of 1,122,000 shares of the Company's common stock at prices ranging from $.33 to $.92 per share. Such options expire at various dates through June 30, 1999. On May 31, 1993, the Company renewed options to purchase 60,000 shares at $.56 per share and 24,000 shares at $.50 per share. The options were renewed at the original option price. On May 31, 1993, the market value of the Company's common stock was $1.71 per share. As a result, the Company recognized a non-cash charge of $98,000 as compensation expense.

The following table provides information regarding stock option activity for the years ended January 31, 1997, 1996 and 1995:

                                                                                Exercise Price Per Share
                                                                                ------------------------
                                                  Number of Shares            Range            Weighted Average
                                                  ----------------            -----            ----------------

Balance January 31, 1994
 (1,070,100 exercisable)                              1,367,100        $   .33 - 3.25         $    .65
Granted                                                   3,300                  3.25             3.25
                                                  ------------
Balance January 31, 1995
 (1,239,000 exercisable)                              1,370,400            .33 - 3.92              .67
Granted                                                   4,800           3.33 - 3.92             3.22
Exercised                                              (636,000)           .33 -  .38              .42
Forfeited                                                (2,700)                  .50              .85
                                                  ------------
Balance January 31, 1996
 (617,700 exercisable)                                  736,500            .38 - 3.58              .90
Granted                                                  46,500           5.50 - 7.33             6.10
Exercised                                              (287,195)          4.69 - 5.38              .93
                                                  ------------
Balance January 31, 1997
 (456,505 exercisable)                                  495,805            .38 - 7.33             1.43
                                                  ============

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. As permitted by the Statement, the Company has elected to continue to measure cost for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees." The effect of determining compensation cost for stock options granted for the years ended January 31, 1997, 1996 and 1995, based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123 would not have been material to the financial statements. This effect may not be representative of the pro forma effect on net income to future years because it does not take into consideration pro forma compensation expense related to grants made prior to February 1, 1994.

The status of all options outstanding at January 31, 1997 is summarized as follows:

Range of                                      Weighted Average                Weighted Average
Exercise Prices               Shares          Remaining Contractual Life      Exercise Price
---------------               ------          --------------------------      --------------


$.38 to $.92                   313,855                   1.64                    $    .57
$1.09 to $3.92                 133,650                   3.41                        1.78
$4.83 to $7.33                  48,300                   4.18                        6.06
                            ----------               --------                    --------

      Total                    495,805                   2.37                    $   1.43
                            ==========               ========                    ========

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 11.  PROFIT SHARING PLAN:

The Company maintains a profit sharing plan which covers all full-time, non-union employees. Contributions to the plan are made at the discretion of the Board of Directors, but may not exceed 15% of participants' compensation. Amounts charged to operations were $200,000, $200,000 and $200,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

NOTE 12. DEFERRED COMPENSATION AND POSTRETIREMENT MEDICAL BENEFITS:

DEFERRED COMPENSATION:

On August 31, 1990, the Company entered into deferred compensation agreements with three key employees who retired on various dates through December 31, 1994. These agreements provide for annual payments of $100,000 to each employee for life and $75,000 annually to their beneficiary or estate for three years after death, with payments to commence seven years after retirement. Each employee simultaneously entered into seven year consulting and noncompetition agreements which commenced upon retirement and which pays the employees annual payments of $75,000 for noncompetition and $25,000 for consulting. In the event of the death of any of the employees after retirement but prior to the commencement of the deferred compensation agreement, the Company's obligation to make future payments under these agreements will terminate.

The present value of the deferred compensation agreements, calculated as of the employees' retirement dates and based upon their respective life expectancies, approximates $840,000. For each employee the Company is recording as deferred expense an amount equal to an annuity deposit necessary to yield the present values of the deferred compensation agreements as of the retirement dates. Additionally, monthly charges of interest expense are being recorded such that the deferred compensation payable will increase to the necessary level to meet expected future payments.

The total deferred compensation charged to operations relating to the years ended January 31, 1997, 1996 and 1995 approximated $-0-, $-0- and $70,000 respectively. Related interest expense charged to operations for the years ended January 31, 1997, 1996 and 1995 approximated $124,000, $110,000 and $90,000, respectively.

Deferred compensation payable at January 31, 1997 and 1996 was $1,206,978 and $1,086,463, respectively.

POSTRETIREMENT MEDICAL BENEFITS:

In addition, the deferred compensation agreements require the Company to pay a portion of each employee's health insurance premiums from the date of retirement to death. Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 106 (SFAS 106) "Employer's Accounting for Postretirement Benefits Other Than Pension" which requires the Company to recognize the cost of providing postretirement benefits over the employees' service periods.

The net periodic postretirement benefit cost for the years ended January 31, 1997, 1996 and 1995 was $-0-, $-0-, and $22,000, respectively. Related interest expense charged to operations for the years ended January 31, 1997, 1996 and 1995 approximated $9,000, $10,000 and $11,000, respectively.

The recorded liabilities for these postretirement benefits, none of which have been funded amounted to $122,259 and $128,661 at January 31, 1997 and 1996, respectively. All participants were retired at January 31, 1997 and 1996, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE 12. DEFERRED COMPENSATION AND POSTRETIREMENT MEDICAL BENEFITS (CONT'D.):

POSTRETIREMENT MEDICAL BENEFITS (CONT'D.):

The weighted average discount rate used in determining the liability was 7.5%. There is no annual increase in health costs since the participants will be responsible for any additional payments.

NOTE 13.  SUPPLEMENTARY CASH FLOW INFORMATION:

CASH TRANSACTIONS:

Cash paid and received during the years ended January 31,

                                                              1997                   1996                    1995
                                                              ----                   ----                    ----
Interest                                                $        165,121       $        327,049        $        312,135
                                                        ================       ================        ================

Income taxes paid                                       $        650,000       $        934,000        $        631,500
                                                        ================       ================        ================

Income tax refunds received                             $        435,000       $       -               $       -
                                                        ================       ================        =========

NON-CASH TRANSACTIONS:

Year ended January 31, 1997:

The Company incurred capital lease obligations of $94,629 in connection with the acquisition of certain equipment.

Intangible assets valued at $70,000 were recorded as a contribution to capital from minority members.

Year Ended January 31, 1996:

During the year, the Company incurred $195,816 of capital lease obligations in connection with the acquisition of certain equipment.

In March 1995, a minority member of Uniflex Southwest, LLC contributed equipment with a fair market value of $165,000 as capital.

NOTE 14.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASE COMMITMENTS:

The Company has the following lease commitments:

PREMISES                               EXPIRATION DATE                     BASE RENTAL AND EXPENSES

Plant, Westbury, NY                    April 30, 2003                      Graduated from $91,000 and
                                                                           $205,000 per annum plus
                                                                           real estate taxes

Plant, Albuquerque, NM                 March 31, 2000                      $37,500 per annum plus
                                                                           real estate taxes

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997


NOTE 14.  COMMITMENTS (CONT'D.):

Future minimum lease payments are as follows:


      YEARS ENDING JANUARY 31,

          1998                          $       212,900
          1999                                  213,800
          2000                                  225,000
          2001                                  200,000
          2002                                  198,700
          Thereafter                            255,000
                                        ---------------

                                        $     1,305,400

Base rent and other occupancy costs charged to operations for the years ended January 31, 1997, 1996 and 1995 amounted to approximately $418,000, $389,000 and $367,000, respectively, including real estate taxes of $194,000, $185,000 and $201,000, respectively.

CAPITAL LEASES:

The Company leases certain equipment under capital leases expiring through January 2002. Interest is imputed at rates ranging from 9% to 10%.

Future minimum lease payments under capital leases as of January 31, 1997 for each of the next five years and in the aggregate are as follows:


      YEARS ENDING JANUARY 31,

          1998                                          $        78,948
          1999                                                   65,828
          2000                                                   63,204
          2001                                                   36,036
          2002                                                   24,300
                                                        ---------------

Total minimum lease payments                                    268,316

Less amounts representing interest                               47,822

Present value of net minimum lease payment (Note 5)     $       220,494
                                                        ===============

LEGAL MATTERS:

The Company is party to litigation arising in the ordinary course of business, Management does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its consolidated financial position or results of operations.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997


NOTE 15.  SUBSEQUENT EVENT:

On February 5, 1997 the Company purchased substantially all of the assets and assumed certain liabilities of Merrick Packaging Specialists, Inc. Merrick Packaging Specialists, Inc. is a distributor of high quality paper, paper laminate and plastic shopping bags and boxes for the retail industry. The purchase price of $2,370,000 is payable $600,000 in cash and the balance in promissory notes. For the fiscal years ended December 31, 1996, 1995 and 1994, Merrick reported unaudited revenues of approximately $3,600,000, $3,600,000 and $3,700,000. Net income for the fiscal years ended December 31, 1996, 1995 and 1994 were not material. The acquisition will be accounted for as a purchase, and accordingly, its results will be included in the Company's results of operations from the effective date of the acquisition, February 1, 1997. The excess of acquisition cost over the fair value of Merrick's net tangible assets will be allocated to intangible assets and will be amortized over periods ranging from fifteen to forty years.

                         UNIFLEX, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
               FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

DESCRIPTION

     Allowance for doubtful accounts

                                     Balance at
                                      Beginning            Charged to                                 Balance at
                                       of Year             to Expenses          Deductions (1)        end of Year
                                       -------             -----------          --------------        -----------
January 31, 1997                    $       174,500       $       61,178        $       75,617       $       160,061
                                    ===============       ==============        ==============       ===============


January 31, 1996                    $       184,327       $       75,284        $       85,111       $       174,500
                                    ===============       ==============        ==============       ===============


January 31, 1995                    $       134,703       $       74,400        $       24,776       $       184,327
                                    ===============       ==============        ==============       ===============



(1)  Write-off of uncollectible accounts.