Form 10-Q
period 1997-04-30
UNIFLEX INC
filed 1997-06-11
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997


                         COMMISSION FILE NUMBER: 1-6339



                                  UNIFLEX, INC.
             (Exact Name of Registrant As Specified In Its Charter)


         DELAWARE                                           11-2008652
         --------                                           ----------
(State or other jurisdiction of                        (I.R.S. employer
  incorporation or organization)                       identification no.)


383 WEST JOHN STREET, HICKSVILLE, NEW YORK                   11802
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code:  516 - 932 - 2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,293,868 shares of the Company's common stock - $.10 par value - were outstanding as of May 9, 1997.

                                  UNIFLEX, INC.


                                      INDEX



                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial statements


    Consolidated condensed balance sheets -
     April 30, 1997 (unaudited) and January 31, 1997                       1

    Consolidated condensed statements of income (unaudited) -
     For the three months ended April 30, 1997 and 1996                    2

    Consolidated condensed statements of changes in stockholders' equity
     (unaudited) for the three months ended April 30, 1997 and 1996        3

    Consolidated condensed statements of cash flows (unaudited)
     for the three months ended April 30, 1997 and 1996                    4

    Notes to consolidated condensed financial statements (unaudited)     5 - 6


   Item 2.  Management's discussion and analysis of financial
             condition and results of operations                         7 - 8

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                  9


SIGNATURES                                                                10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      April 30,                   January 31,
ASSETS                                                                  1997                         1997
                                                                        ----                         ----
                                                                     (Unaudited)
Current Assets
  Cash and cash equivalents                                       $       1,379,432           $        2,114,923
  Accounts receivable                                                     4,970,169                    4,084,710
  Inventories                                                             3,971,553                    3,618,893
  Prepaid income taxes                                                       46,302                      279,791
  Prepaid expenses and other current assets                                 433,958                      565,263
  Deferred tax asset                                                        383,900                      291,200
                                                                  -----------------             ----------------
    Total Current Assets                                                 11,185,314                   10,954,780

Property and Equipment                                                    7,063,266                    6,786,936
Intangible Assets                                                         2,470,387                      220,013
Other Assets                                                                759,630                      731,590
                                                                  -----------------             ----------------

      Total Assets                                                $      21,478,597          $        18,693,319
                                                                  ==================          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Acquisition debt - current portion                              $         836,417             $              -
  Current maturities of long-term debt                                      170,000                      171,000
  Accounts payable                                                        1,816,427                    1,351,060
  Accrued liabilities                                                     1,284,085                      998,888
                                                                  -----------------             ----------------
      Total Current Liabilities                                           4,106,929                    2,520,948

Acquisition debt                                                            990,000                            -
Long-Term Debt                                                            1,453,311                    1,493,131
Deferred Compensation and Postretirement Medical Benefits                 1,260,747                    1,329,237
Deferred rent                                                               144,996                      141,246
                                                                  -----------------             ----------------
      Total Liabilities                                                   7,955,983                    5,484,562
                                                                  -----------------             ----------------

Minority Interest                                                           262,500                      262,500
                                                                  -----------------             ----------------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 4,293,868 shares
   issued and outstanding                                                   429,386                      428,966
  Additional paid-in capital                                              2,449,373                    2,448,379
  Retained earnings                                                      10,401,658                   10,096,340
                                                                  -----------------           ------------------
                                                                         13,280,417                   12,973,685
  Less note receivable - stock purchase                                     (20,303)                     (27,428)
                                                                  ------------------          -------------------
      Total Stockholders' Equity                                         13,260,114                   12,946,257
                                                                  ------------------          -------------------
      Total Liabilities and Stockholders' Equity                  $      21,478,597          $        18,693,319
                                                                  ==================          ===================

The consolidated condensed balance sheet at January 31, 1997 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                             Three  Months Ended
                                                                                    April 30,
                                                                                    ---------
                                                                    1997                         1996
                                                                    ----                         ----

Net sales                                                     $       9,257,334           $        8,554,965


Cost of sales                                                         5,924,676                    5,322,572
                                                              -----------------           ------------------


Gross profit                                                          3,332,658                    3,232,393
                                                              -----------------           ------------------


Shipping and selling expenses                                         1,791,161                    1,558,505
General and administrative expenses                                     917,115                      736,013
                                                              -----------------           ------------------

                                                                      2,708,276                    2,294,518
                                                              -----------------           ------------------

Income before other expenses                                            624,382                      937,875
                                                              -----------------           ------------------

Interest expense - net                                                  113,964                       66,303
                                                              -----------------           ------------------

Income before provision for income taxes                                510,418                      871,572
                                                              -----------------           ------------------

Provision for income taxes:
  Current                                                               313,700                      390,500
  Deferred                                                             (108,600)                     (41,500)
                                                              -----------------             ----------------

                                                                        205,100                      349,000
                                                              -----------------             ----------------

Net income                                                    $         305,318             $        522,572
                                                              =================             ================


Earnings per share                                            $             .07             $            .12
                                                              =================             ================


Weighted average number of common shares and
 common share equivalents outstanding                                 4,534,528                   4,407,500
                                                              =================             ================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                        Additional
                                                   Common Stock           Paid-In      Retained    Note Receivable
                                               Shares        Amount       Capital      Earnings    Stock Purchase     Total
                                               ------        ------       -------      --------    --------------     -----

Balance at February 1, 1996                  3,999,576     $266,638    $1,854,722    $ 8,179,405     $(55,928)     $10,244,837

Exercise of stock options                      207,000       13,800       153,550           -            -             167,350

Tax benefit from exercise of stock options        -            -          360,000           -            -             360,000

Amortization of note receivable                   -            -             -              -           7,125            7,125

Net income                                        -            -             -           522,572         -             522,572
                                           -----------     --------    ----------    -----------     ---------     -----------

Balance at April 30, 1996                    4,206,576     $280,438    $2,368,272    $ 8,701,977     $(48,803)     $11,301,884
                                           ===========     ========    ===========   ===========     =========     ===========


Balance at February 1, 1997                  4,289,668     $428,966    $2,448,379    $10,096,340     $(27,428)     $12,946,257

Exercise of stock options                        7,800          780         3,484           -            -               4,264

Tax benefit from exercise of stock options        -            -           21,000           -            -              21,000

Shares repurchased and retired                  (3,600)        (360)      (23,490)          -            -             (23,850)

Amortization of note receivable                   -            -             -              -           7,125            7,125

Net income                                        -            -             -           305,318         -             305,318
                                           ------------     --------   ----------    -----------     ---------     ------------

Balance at April 30, 1997                    4,293,868      $429,386   $2,449,373    $10,401,658     $(20,303)     $13,260,114
                                           ==============   ========   ==========    ============    =========     ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH


                                                                Three Months Ended
                                                                    April 30,
                                                                    ---------
                                                          1997                1996
                                                          ----                ----


Net cash provided by operating activities             $   318,846          $   734,591
                                                      -----------          ----------


Cash flows from investing activities:
  Purchase of property and equipment                     (302,706)            (176,884)
  Purchase of intangible assets                           (26,276)             (48,739)
  Acquisition of net assets of Merrick
   Packaging Specialists, Inc. - (net of
   cash acquired)                                        (664,949)               -
                                                      ------------          ----------

     Net cash used in investing activities               (993,931)            (225,623)
                                                      ------------          ----------


Cash flows from financing activities:
  Proceeds from exercise of stock options                   4,264              167,350
  Payment for retirement of common stock                  (23,850)                -
  Payment of long-term debt                               (40,820)            (636,303)
                                                      ------------           ----------

    Net cash used in financing activities                 (60,406)            (468,953)
                                                      ------------           ----------


Net (decrease) increase in cash                          (735,491)              40,015


Cash - beginning of period                              2,114,923            1,196,593
                                                       ----------            ---------


Cash - end of period                                   $1,379,432           $1,236,608
                                                       ==========           ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

In the opinion of the management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1997 and the results of operations and cash flows for the three months ended April 30, 1997 and 1996, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.

The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2.  INVENTORIES:

A summary of inventory follows:
                                             April 30,          January 31,
                                               1997                 1997
                                               ----                 ----
                                            (Unaudited)

     Raw materials and supplies           $ 2,623,188           $2,255,078
     Work in process                          138,560              147,343
     Finished products                      1,209,805            1,216,472
                                          -----------           ----------

                                          $ 3,971,553           $3,618,893
                                          ===========           ==========
NOTE 3.  ACQUISITION:

On February 5, 1997, the Company purchase substantially all of the assets and assumed certain liabilities of Merrick Packaging Specialists, Inc. ("Merrick"). Merrick Packaging Specialists, Inc. is a distributor of high quality paper, paper laminate and plastic shopping bags and boxes for the retail industry. For the fiscal years ended December 31, 1996 and 1995, Merrick reported unaudited revenues of approximately $3,600,000 and $3,600,000, respectively. Net income for the fiscal years ended December 31, 1996 and 1995 were not material. The acquisition has been accounted for as a purchase, and accordingly, its results will be included in the Company's results of operations from the effective date of the acquisition, February 1, 1997. The excess of acquisition cost over the fair value of Merrick's net tangible assets approximates $2,264,000 and has been allocated to intangible assets and is being amortized over periods ranging from fifteen to forty years. Of the purchase price of $2,370,000, $780,000 was paid at closing and the balance is payable in promissory notes as follows:

        DUE DATE             AMOUNT          INTEREST RATE
        --------             ------          -------------

     August 1, 1997      $  600,000          6% per annum
     August 1, 1998         600,000          7.5% per annum
     March 1, 1999          390,000          7.5% per annum
                         ----------

                         $1,590,000

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  ACQUISITION (CONT'D.):

In addition, loans payable of $236,417 were assumed from Merrick in the transaction. These loans were paid in May of 1997.

Interest expense charged to operations was $26,700 and $-0-, for the three months ended April 30, 1997 and 1996, respectively.


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


NOTE 5.  EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact to its reported results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

NET SALES:

Net sales for the quarter ended April 30, 1997, as compared to the quarter ended April 30, 1996, increased $702,000, or 8.2%, to $9,257,000 from $8,555,000. The increase in net sales was directly attributable to the acquisition of Merrick Packaging Specialists in February 1997.

Net sales for the quarter ended April 30, 1997, as compared to the immediately preceding quarter ended January 31, 1997, increased $1,327,000, or 16.7%. The increase in net sales was largely attributable to the acquisition of Merrick Packaging Specialists in February 1997 and increases in sales of all product lines as a result of the increased number of shipping days in the quarter as compared to the immediately preceding quarter.

COST OF SALES AND EXPENSES:

Cost of sales for the quarter ended April 30, 1997, as compared to the quarter ended April 30, 1996, increased $602,000, or 11.3%, to $5,925,000 from
$5,323,000. Cost of sales as a percentage of net sales for the quarter ended April 30, 1997, as compared to the same quarter in the prior year, increased to 64.0% from 62.2%. The increase was primarily attributable to the increase in net sales and the resulting increase in cost of sales in connection with the Merrick Packaging Specialists acquisition. Additionally, increases in the costs of certain raw materials, primarily polyethylene, contributed to the increase in cost of sales.

Cost of sales for the quarter ended April 30, 1997, as compared to the immediately preceding quarter ended January 31, 1997, increased $946,000, or 19.0%, to $5,925,000 from $4,979,000. Cost of sales as a percentage of net sales for the quarter ended January 31, 1997, increased to 64.0% from 62.8%. The increase was primarily attributable to the increase in net sales and the resulting increase in cost of sales in connection with the Merrick Packaging Specialists acquisition and increased costs for polyethylene film.

Shipping and selling and general and administrative expenses for the quarter ended April 30, 1997, as compared to the quarter ended April 30, 1996, increased $413,000, or 18.0%, from $2,295,000 to $2,708,000. This increase was primarily attributable to increased expenses resulting from increased net sales resulting in higher commissions, salaries and related shipping expenses. Shipping and selling and general and administrative expenses as a percentage of net sales for the quarter ended April 30, 1997, as compared to the same quarter in the prior year increased to 29.3% from 26.8%.

INTEREST EXPENSE:

Interest expense for the quarter ended April 30, 1997, as compared to the quarter ended April 30, 1996, increased $48,000, or 72.7%, to $114,000 from $66,000. This increase was attributable to the decrease in interest earned on excess cash from investing due to the funds required for the Merrick Packaging Specialists acquisition as well as interest costs incurred in the Merrick Packaging Specialists acquisition.

WORKING CAPITAL AND LIQUIDITY:

Working capital decreased to $7,078,000 at April 30, 1997, as compared to $7,152,000 at April 30, 1996, a decrease of $74,000 or approximately 1.03%, resulting in a working capital ratio of 2.7 to 1 at April 30, 1997. This decrease was primarily attributable to the use of funds needed to acquire the assets of Merrick Packaging Specialists Inc. and related short-term acquisition debt. All cash needed to fund this acquisition was derived from the Registrant's on-hand cash. At April 30, 1997, the Registrant had not utilized any of its existing credit facilities. The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected requirement and capital liquidity requirements for the foreseeable future.

                           PART II - OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



              (a)  Exhibits:
                      Exhibit 27; Financial Data Schedule

              (b) Report on Form 8-K - The Registrant filed Form 8-K dated February 12, 1997 relating to an acquisition of assets

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.






                                  UNIFLEX, INC.
                                  (Registrant)




                                 Herbert Barry
                                 -------------------------------------
                                 Herbert Barry (Chairman Of The Board)




                                 Robert Gugliotta
                                 -------------------------------------
                                 Robert Gugliotta (VP Finance)




Date:  June 11, 1997