Form 10-Q
period 1997-07-31
UNIFLEX INC
filed 1997-09-15
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997


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

Yes  /X/  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,025,864 shares of the Company's common stock - $.10 par value - were outstanding as of August 9, 1997.

                                  UNIFLEX, INC.


                                      INDEX



                                                                        Page No.


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial statements


    Consolidated condensed balance sheets -
     July 31, 1997 (unaudited) and January 31, 1997                        1

    Consolidated condensed statements of income (unaudited) -
     For the six months ended July 31, 1997 and 1996                       2
     For the three months ended July 31, 1997 and 1996                     3

    Consolidated condensed statements of changes in stockholders' equity
     (unaudited) for the six months ended July 31, 1997 and 1996           4

    Consolidated condensed statements of cash flows (unaudited)
     for the six months ended July 31, 1997 and 1996                       5

    Notes to consolidated condensed financial statements (unaudited)   6 - 7


   Item 2.  Management's discussion and analysis of financial
             condition and results of operations                       8 - 9


PART II. OTHER INFORMATION

  Item 4.  Submission of matters to a vote of security holders            10

  Item 6.  Exhibits and reports on Form 8-K                               11


SIGNATURES                                                                12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                          July 31,             January 31,
ASSETS                                                                      1997                   1997
                                                                             ----                  ----
                                                                        (Unaudited)
Current Assets
  Cash and cash equivalents                                             $   429,275           $ 2,114,923
  Accounts receivable                                                     4,738,710             4,084,710
  Inventories                                                             5,074,787             3,618,893
  Prepaid income taxes                                                      328,428               279,791
  Prepaid expenses and other current assets                                 392,991               565,263
  Deferred tax asset                                                        374,700               291,200
                                                                        -----------           -----------
    Total Current Assets                                                 11,338,891            10,954,780

Property and Equipment                                                    7,108,029             6,786,936
Intangible Assets                                                         2,354,937               220,013
Other Assets                                                                771,248               731,590
                                                                        -----------           -----------

      Total Assets                                                      $21,573,105           $18,693,319
                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Loan payable - bank                                                   $ 1,812,000           $         -
  Acquisition debt - current portion                                        600,000                     -
  Current maturities of long-term debt                                      167,000               171,000
  Accounts payable                                                        1,799,321             1,351,060
  Accrued liabilities                                                     1,431,106               998,888
                                                                        -----------             ---------
      Total Current Liabilities                                           5,809,427             2,520,948

Acquisition debt                                                            990,000                     -
Long-Term Debt                                                            1,415,096             1,493,131
Deferred Compensation and Postretirement Medical Benefits                 1,293,151             1,329,237
Deferred rent                                                               144,996               141,246
                                                                        -----------             ---------
      Total Liabilities                                                   9,652,670             5,484,562
                                                                        -----------             ---------

Minority Interest                                                           192,500               262,500
                                                                        -----------             ---------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 3,926,864 shares
   issued and outstanding                                                   392,686               428,966
  Additional paid-in capital                                                590,828             2,448,379
  Retained earnings                                                      10,757,599            10,096,340
                                                                        -----------            ----------
                                                                         11,741,113            12,973,685
  Less note receivable - stock purchase                                     (13,178)              (27,428)
                                                                        -----------            ----------
      Total Stockholders' Equity                                         11,727,935            12,946,257
                                                                        -----------          ------------

      Total Liabilities and Stockholders' Equity                        $21,573,105          $ 18,693,319
                                                                        ===========          ============

The consolidated condensed balance sheet at January 31, 1997 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                               July 31,
                                                                               --------
                                                                   1997                   1996
                                                                   ----                   ----

Net sales                                                     $  18,742,897          $   17,196,978


Cost of sales                                                    11,990,768              10,749,670
                                                              -------------          --------------


Gross profit                                                      6,752,129               6,447,308
                                                              -------------          --------------


Shipping and selling expenses                                     3,556,941               3,307,045
General and administrative expenses                               1,863,873               1,550,584
                                                               ------------          --------------

                                                                  5,420,814               4,857,629
                                                               ------------          --------------

Income before other expenses                                      1,331,315               1,589,679
                                                               ------------          --------------

Interest expense - net                                              207,044                 130,117
Other expenses                                                       68,612                       -
                                                                -----------          --------------

                                                                    275,656                 130,117
                                                                 ----------          --------------

Income before provision for income taxes                          1,055,659               1,459,562
                                                               ------------          --------------

Provision for income taxes:
  Current                                                           505,600                 648,300
  Deferred                                                         (111,200)                (63,800)
                                                               ------------          --------------

                                                                    394,400                 584,500
                                                               ------------          --------------

Net income                                                    $     661,259          $      875,062
                                                              =============          ==============


Earnings per share                                            $         .15          $          .20
                                                              =============          ==============


Weighted average number of common shares and
 common share equivalents outstanding                             4,495,063               4,451,501
                                                              =============          ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                         July 31,
                                                                         --------
                                                               1997                         1996
                                                               ----                         ----

Net sales                                              $     9,485,563            $       8,642,013


Cost of sales                                                6,066,092                    5,427,098
                                                       ---------------             ----------------


Gross profit                                                 3,419,471                    3,214,915
                                                       ---------------             ----------------


Shipping and selling expenses                                1,765,780                    1,748,540
General and administrative expenses                            946,758                      814,571
                                                       ---------------             ----------------

                                                             2,712,538                    2,563,111
                                                       ---------------             ----------------

Income before other expenses                                   706,933                      651,804
                                                       ---------------             ----------------

Interest expense - net                                          93,080                       63,814
Other expenses                                                  68,612                            -
                                                       ---------------             ----------------

                                                               161,692                       63,814
                                                       ---------------             ----------------

Income before provision for income taxes                       545,241                      587,990
                                                       ---------------             ----------------

Provision for income taxes:
  Current                                                      191,900                      257,800
  Deferred                                                      (2,600)                     (22,300)
                                                       ---------------             ----------------

                                                               189,300                      235,500
                                                       ---------------             ----------------

Net income                                             $       355,941             $        352,490
                                                       ===============             ================


Earnings per share                                     $           .08             $            .08
                                                       ===============             ================


Weighted average number of common shares and
 common share equivalents outstanding                        4,462,149                    4,490,184
                                                       ===============             ================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)

                                                          Common Stock             Additional
                                                          ------------               Paid-In
                                                    Shares          Amount           Capital
                                                    ------          ------           -------

Balance at February 1, 1996                        $3,999,576     $  266,638       $ 1,854,722

Exercise of stock options                             214,800         14,320           158,385

Tax benefit from exercise of stock options                  -              -           372,000

Members' capital contribution                               -              -                 -

Amortization of note receivable                             -              -                 -

Net income                                                  -              -                 -
                                                   ----------     ----------       -----------
Balance at July 31, 1996                           $4,214,376     $  280,958       $ 2,385,107
                                                   ==========     ==========       ===========

Balance at February 1, 1997                         4,289,668     $  428,966       $ 2,448,379

Exercise of stock options                              38,455          3,846            14,479

Tax benefit from exercise of stock options                  -              -            88,000

Shares repurchased and retired                       (401,259)       (40,126)       (1,960,030)

Amortization of note receivable                             -              -                 -

Net income                                                  -              -                 -
                                                   ----------     ----------       -----------
Balance at July 31, 1997                           $3,926,864     $  392,686       $   590,828
                                                   ==========     ==========       ===========

                                                     Retained Earnings
                                                            and
                                                         Members'        Note Receivable
                                                          Capital        Stock Purchase       Total
                                                          -------        --------------       -----

Balance at February 1, 1996                             $ 8,179,405      $(55,928)       $10,244,837

Exercise of stock options                                         -             -            172,705

Tax benefit from exercise of stock options                        -             -            372,000

Members' capital contribution                                70,000        70,000

Amortization of note receivable                                   -        14,250             14,250

Net income                                                  875,062             -            875,062
                                                        -----------      --------        -----------
Balance at July 31, 1996                                $ 9,124,467      $(41,678)       $11,748,854
                                                        ===========      ========        ===========

Balance at February 1, 1997                             $10,096,340      $(27,428)       $12,946,257

Exercise of stock options                                         -             -             18,325

Tax benefit from exercise of stock options                        -             -             88,000

Shares repurchased and retired                                    -             -         (2,000,156)

Amortization of note receivable                                   -        14,250             14,250

Net income                                                  661,259             -            661,259
                                                        -----------      --------        -----------
Balance at July 31, 1997                                $10,757,599      $(13,178)       $11,727,935
                                                        ===========      ========        ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH

                                                                         Six Months Ended
                                                                           July 31,
                                                                           --------
                                                                1997                         1996
                                                                ----                         ----


Net cash provided by operating activities                 $        41,588             $      1,479,825
                                                          ---------------             ----------------

Cash flows from investing activities:
  Purchase of property and equipment                             (552,939)                    (436,956)
  Purchase of intangible assets                                   (21,065)                     (66,797)
  Acquisition of net assets of Merrick
   Packaging Specialists, Inc. - (net of
   cash acquired)                                                (664,949)                           -
                                                          ---------------             ----------------

     Net cash used in investing activities                     (1,238,953)                    (503,753)
                                                          ---------------             ----------------


Cash flows from financing activities:
  Proceeds from loan payable - bank                             1,812,000                            -
  Payment for retirement of common stock                       (2,000,156)                           -
  Proceeds from exercise of stock options                          18,325                      172,705
  Payment of long-term debt                                       (82,035)                    (675,780)
  Payment of acquisition debt                                    (236,417)                           -
                                                          ---------------             ----------------

    Net cash used in financing activities                        (488,283)                    (503,075)
                                                          ---------------             ----------------


Net (decrease) increase in cash                                (1,685,648)                     472,997


Cash - beginning of period                                      2,114,923                    1,196,593
                                                          ---------------             ----------------


Cash - end of period                                      $       429,275             $      1,669,590
                                                          ===============              ===============




The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

In the opinion of the management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1997 and the results of operations and cash flows for the six months ended July 31, 1997 and 1996, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The results of operations for the six months ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2.  INVENTORIES:

A summary of inventory follows:
                                           July 31,         January 31,
                                            1997              1997
                                            ----              ----
                                        (Unaudited)

     Raw materials and supplies           $3,137,793       $2,255,078
     Work in process                         135,669          147,343
     Finished products                     1,801,325        1,216,472
                                          ----------       ----------

                                          $5,074,787       $3,618,893
                                          ==========       ==========

NOTE 3.  REPURCHASE AND RETIREMENT OF COMMON STOCK AND STOCK OPTIONS:

During the six months ended July 31, 1997, the Company in private transactions, repurchased and retired 383,504 shares of its common stock for a purchase price of $1,923,928. In addition, the Company repurchased options to purchase 17,755 shares of its common stock (exercisable at a price of $.69 per share) for a purchase price of $76,228.

The aggregate purchase price of $2,000,156 was partially financed by bank borrowings of $1,812,000 against the Company's existing line of credit with its lending bank. The line of credit allows for the Company to borrow up to $3,500,000, payable interest only at the prime rate or LIBOR plus 1-1/2% through April 24, 1998, at which time any balance outstanding is payable in full. The credit facility is unsecured.

The credit facility is subject to a 1/4% commitment fee on the average unused loan portion. The agreement contains covenants and restrictions relating to net worth, working capital, indebtedness, financial ratios, dividends, capital expenditures, investments, acquisitions, earnings and continuity of management.

As of July 31, 1996, there were no outstanding borrowings against the line of credit.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.  ACQUISITION

On February 5, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of Merrick Packaging Specialists, Inc. ("Merrick"). Merrick Packaging Specialists, Inc. is a distributor of high quality paper, paper laminate and plastic shopping bags and boxes for the retail industry. For the fiscal years ended December 31, 1996 and 1995, Merrick reported unaudited revenues of approximately $3,600,000 and $3,600,000, respectively. Net income for the fiscal years ended December 31, 1996 and 1995 were not material. The acquisition has been accounted for as a purchase, and accordingly, its results will be included in the Company's results of operations from the effective date of the acquisition, February 1, 1997. The excess of acquisition cost over the fair value of Merrick's net tangible assets approximates $2,264,000 and has been allocated to intangible assets and is being amortized over periods ranging from fifteen to forty years. Of the purchase price of $2,370,000, $780,000 was paid at closing and the balance is payable in promissory notes as follows:

      DUE DATE                  AMOUNT                         INTEREST RATE

   August 1, 1997        $       600,000                     6% per annum
   August 1, 1998                600,000                     7.5% per annum
   March 1, 1999                 390,000                     7.5% per annum
                         ---------------

                         $     1,590,000

In addition, loans payable of $236,417 were assumed from Merrick in the transaction. These loans were paid in May of 1997.

Interest expense charged to operations was $55,125 and $-0-, for the six months ended July 31, 1997 and 1996, respectively.

NOTE 5.  STOCK DIVIDEND:

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

NOTE 6.  EARNINGS PER SHARE:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS:

Net Sales:

         Net sales for the quarter ended July 31, 1997 were $9,486,000, as compared to $8,642,000 for the quarter ended July 31, 1996, an increase of $844,000, or 9.8%.

         Net sales for the six months ended July 31, 1997 were $18,743,000, as compared to $17,197,000 for the six months ended July 31, 1996, an increase of $1,546,000, or 8.9%.

         The increase in net sales for the six months ended July 31, 1997 over the same period in the prior year was primarily attributable to sales resulting from the acquisition of Merrick Packaging Specialists in February 1997 and increased sales in the Registrant's Cycle Plastics and Advertising Specialty Institute divisions.

         Net sales for the quarter ended July 31, 1997, as compared to the immediately preceding quarter ended April 30, 1997, increased $229,000, or 2.5%.

         The Registrant's backlog at July 31, 1997 was $5,272,000, compared to $5,095,000 at July 31, 1996, an increase of $177,000, or 3.5%.

Costs of Sales and Expenses:

         Cost of sales for the quarter ended July 31, 1997, as compared to the quarter ended July 31, 1996, increased $639,000 or 11.8%, to $6,066,000 from $5,427,000. Cost of sales as a percentage of net sales, for the quarter ended July 31, 1997, as compared to the same quarter in the prior year, increased to 64.0% from 62.8%. This increase was attributable to an increase in raw material costs for the Registrant's products.

         Cost of sales for the six months ended July 31, 1997, as compared to the six months ended July 31, 1996, increased $1,241,000 or 11.5%. Cost of sales as a percentage of net sales, for the six months ended July 31, 1997, as compared to the same period in the prior year, increased to 63.9% from 62.5%.

         Shipping, selling, general and administrative expenses for the quarter ended July 31, 1997, as compared to the quarter ended July 31, 1996, increased $149,000, or 5.8%, from $2,563,000 to $2,712,000. This increase was primarily attributable to expenses resulting from increased net sales.

         Shipping, selling, general and administrative expenses for the six months ended July 31, 1997, as compared to the same period in the prior year, increased $563,000, or 11.6%, from $4,858,000 to $5,421,000. This increase was primarily attributable to increased expenses due to increased sales.

Interest Expense:

         Interest expense for the quarter ended July 31, 1997, as compared to the quarter ended July 31, 1996, increased $29,000, or 45.3%, to $93,000 from $64,000. Interest expense for the six months ended July 31, 1997, as compared to the six months ended July 31, 1996, increased $77,000, or 59.2%, to $207,000 from $130,000. These increases were attributable to increased borrowings needed for the acquisition of the net assets of Merrick Packaging Specialists.

Net Income:

         Net income for the quarter ended July 31, 1997 was $356,000, or $.08 per share, as compared to $352,000, or $.08 per share, for the quarter ended July 31, 1996.

         Net income for the six months ended July 31, 1997 was $661,000, or $.15 per share, as compared to $875,000, or $.20 per share, for the six months ended July 31, 1996. The reduction in net income per share was primarily related to start-up costs relating to the Merrick Packaging Specialists acquisition, the seasonal nature of Merrick Packaging Specialists and increased raw materials costs.

Working Capital and Liquidity:

         Working capital decreased to $ 5,529,000 at July 31, 1997 from $7,078,000 at April 30, 1997, a decrease of $1,549,000, or 21.9%. Working capital decreased to $5,529,000 at July 31, 1997 from $7,449,000, at July 31, 1996, a decrease of $1,920,000, or 25.8%. The Registrant's working capital ratio was 2 to 1 at July 31, 1997. The decrease in the Registrant's working capital at July 31, 1997 is directly attributable to the Registrant's repurchases of its common stock and options. In July 1997, the Registrant, in private transactions, repurchased and retired 383,504 shares of its common stock for a purchase price of $1,923,928. In addition, the Registrant repurchased options to purchase 17,755 shares of its common stock (exercisable at a price of $.69 per share) for a purchase price of $76,228. The aggregate purchase price of $2,000,156 was partially financed by bank borrowings of $1,812,000 against the Registrant's existing line of credit with its lending bank. The line of credit allows for the Registrant to borrow up to $3,500,000, payable interest only at the prime rate or LIBOR plus 1-1/2% through April 24, 1998, at which time any balance outstanding is payable in full. As of July 31, 1996, there were no outstanding borrowings against the line of credit.

         The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future.

                           PART II - OTHER INFORMATION



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) The Company's Annual Meeting of Stockholders was held on June 20, 1997 (the "Annual Meeting").

        (b)  Election of Directors.

                                         Number of            Number of
                                           Votes               Votes
                                         Cast For            Cast Against
                                         --------            ------------

               Herbert Barry             3,458,781              1,600
               Warner J. Heuman          3,458,781              1,600
               Martin Gelerman           3,458,781              1,600

         The following  directors'  terms of office  continued  after the Annual
Meeting: Erich Vetter, Robert K. Semel, Kurt Vetter, Martin Brownstein and Steven Wolosky.

                           PART II - OTHER INFORMATION







Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



              (a)  Exhibits:
                     Exhibit 27; Financial Data Schedule

              (b) Report on Form 8-K - The Registrant filed a Form 8-K dated July 16, 1997 reporting an Item 5 event.

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




Date: September 12, 1997