Form 10-Q
period 1997-10-31
UNIFLEX INC
filed 1997-12-09
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

Yes  /X/  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,066,160 shares of the Company's common stock - $.10 par value - were outstanding as of December 2, 1997.

                                  UNIFLEX, INC.


                                      INDEX

                                                                        Page No.


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial statements


    Consolidated condensed balance sheets -
     October 31, 1997 (unaudited) and January 31, 1997                    1

    Consolidated condensed statements of income (unaudited) -
     For the nine months ended October 31, 1997 and 1996                  2
     For the three months ended October 31, 1997 and 1996                 3

    Consolidated condensed statements of changes in stockholders' equity
     (unaudited) for the nine months ended October 31, 1997 and 1996      4

    Consolidated condensed statements of cash flows (unaudited)
     for the nine months ended October 31, 1997 and 1996                  5

    Notes to consolidated condensed financial statements (unaudited)    6 - 7


   Item 2.  Management's discussion and analysis of financial
             condition and results of operations                        8 - 10

PART II. OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                               11


SIGNATURES                                                                12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           October 31,       January 31,
ASSETS                                                       1997              1997
                                                             ----              ----
                                                          (Unaudited)
Current Assets
  Cash and cash equivalents                               $   386,617         $ 2,114,923
  Accounts receivable                                       5,373,832           4,084,710
  Inventories                                               4,642,923           3,618,893
  Prepaid income taxes                                        266,328             279,791
  Prepaid expenses and other current assets                   613,467             565,263
  Deferred tax asset                                          331,800             291,200
                                                          -----------         -----------
    Total Current Assets                                   11,614,967          10,954,780

Property and Equipment                                      7,095,552           6,786,936
Intangible Assets                                           2,346,541             220,013
Other Assets                                                  823,287             731,590
                                                          -----------         -----------

      Total Assets                                        $21,880,347         $18,693,319
                                                          ============        --=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Acquisition debt - current portion                      $   600,000         $         -
  Current maturities of long-term debt                        164,000             171,000
  Accounts payable                                          1,604,322           1,351,060
  Accrued liabilities                                       1,474,781             998,888
                                                          -----------         -----------
      Total Current Liabilities                             3,843,103           2,520,948

Acquisition debt                                              390,000                   -
Long-Term Debt                                              3,279,786           1,493,131
Deferred Compensation and Postretirement Medical Benefits   1,326,477           1,329,237
Deferred rent                                                 144,996             141,246
                                                          -----------         -----------
      Total Liabilities                                     8,984,362           5,484,562
                                                          -----------         -----------

Minority Interest                                             238,953             262,500
                                                          -----------         -----------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 4,066,160 shares
   issued and outstanding                                     406,616             428,966
  Additional paid-in capital                                  847,175           2,448,379
  Retained earnings                                        11,409,294          10,096,340
                                                          -----------         -----------
                                                           12,663,085          12,973,685
  Less note receivable - stock purchase                        (6,053)            (27,428)
                                                          -----------         -----------
      Total Stockholders' Equity                           12,657,032          12,946,257
                                                          -----------         -----------

      Total Liabilities and Stockholders' Equity          $21,880,347         $18,693,319
                                                          ===========         ===========


The consolidated condensed balance sheet at January 31, 1997 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                          Nine Months Ended
                                                                           October 31,
                                                                           -----------
                                                                 1997                         1996
                                                                 ----                         ----

Net sales                                                  $    29,269,865             $     26,536,297


Cost of sales                                                   18,510,724                   16,400,294
                                                           ---------------             ----------------


Gross profit                                                    10,759,141                   10,136,003
                                                           ---------------             ----------------


Shipping and selling expenses                                    5,450,857                    4,939,812
General and administrative expenses                              2,759,336                    2,344,720
                                                           ---------------             ----------------

                                                                 8,210,193                    7,284,532
                                                           ---------------             ----------------

Income before other expenses                                     2,548,948                    2,851,471
                                                           ---------------             ----------------

Interest expense - net                                             336,429                      178,312
Other expenses                                                      73,612                       -
                                                           ---------------             ----------------

                                                                   410,041                      178,312
                                                           ---------------             ----------------

Minority interest in income of consolidated subsidiary             (38,953)                     -
                                                           ---------------             ----------------

Income before provision for income taxes                         2,099,954                    2,673,159
                                                           ---------------             ----------------

Provision for income taxes:
  Current                                                          889,700                    1,162,800
  Deferred                                                        (102,700)                    (102,800)
                                                           ---------------             ----------------

                                                                   787,000                    1,060,000
                                                           ---------------             ----------------

Net income                                                 $     1,312,954             $      1,613,159
                                                           ===============             ================


Earnings per share                                         $           .30             $            .36
                                                           ===============             ================


Weighted average number of common shares and
 common share equivalents outstanding                              4,378,249                  4,475,648
                                                           =================           ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                           October 31,
                                                                           -----------
                                                                 1997                         1996
                                                                 ----                         ----
Net sales                                                  $    10,526,968            $       9,339,319


Cost of sales                                                    6,519,956                    5,650,624
                                                           ---------------             ----------------


Gross profit                                                     4,007,012                    3,688,695
                                                           ---------------             ----------------


Shipping and selling expenses                                    1,893,916                    1,632,767
General and administrative expenses                                895,463                      794,136
                                                           ---------------             ----------------

                                                                 2,789,379                    2,426,903
                                                           ---------------             ----------------

Income before other expenses                                     1,217,633                    1,261,792
                                                           ---------------             ----------------

Interest expense - net                                             129,385                       48,195
Other expenses                                                       5,000                       -
                                                           ---------------             ----------------

                                                                   134,385                       48,195
                                                           ---------------             ----------------

Minority interest in income of consolidated subsidiary             (38,953)                     -
                                                           ---------------             ----------------

Income before provision for income taxes                         1,044,295                    1,213,597
                                                           ---------------             ----------------

Provision for income taxes:
  Current                                                          384,100                      514,500
  Deferred                                                           8,500                      (39,000)
                                                           ---------------             ----------------

                                                                   392,600                      475,500
                                                           ---------------             ----------------

Net income                                                 $       651,695             $        738,097
                                                           ===============             ================


Earnings per share                                         $           .16             $            .16
                                                           ===============             ================

Weighted average number of common shares and
 common share equivalents outstanding                            4,195,374                    4,509,817
                                                           ===============             ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                       Retained Earnings
                                                     Common Stock         Additional         and
                                               ----------------------        Paid-In        Members'       Note Receivable
                                               Shares          Amount       Capital        Capital        Stock Purchase    Total
                                               ------          ------       -------        -------        --------------    -----

Balance at February 1, 1996                     2,666,384    $ 266,638   $ 1,854,722      $ 8,179,405     $(55,928)     $10,244,837

Exercise of stock options                         173,300       17,330       188,313         -                -             205,643

Tax benefit from exercise of stock options        -             -            399,402         -                -             399,402

Issuance of common stock to effect a
 3 for 2 stock split (Note 5)                   1,404,841      140,484      (140,484)        -                -                -

Amortization of note receivable                   -             -            -               -              21,375           21,375

Net income                                        -             -            -              1,613,159         -           1,613,159
                                               ----------    ---------   -----------      -----------     --------      -----------

Balance at October 31, 1996                     4,244,525    $ 424,452   $ 2,301,953      $ 9,792,564     $(34,553)     $12,484,416
                                               ==========    =========   ===========      ===========     ========      ===========

Balance at February 1, 1997                     4,289,668    $ 428,966   $ 2,448,379      $10,096,340     $(27,428)     $12,946,257

Exercise of stock options                         191,755       19,176        67,953          -               -              87,129

Tax benefit from exercise of stock options        -             -            400,000          -               -             400,000

Shares repurchased and retired                   (415,263)     (41,526)   (2,069,157)         -               -          (2,110,683)

Amortization of note receivable                   -             -            -                -             21,375           21,375

Net income                                        -             -            -              1,312,954         -           1,312,954
                                               ----------    ---------   -----------      -----------     --------      -----------

Balance at October 31, 1997                     4,066,160    $ 406,616   $   847,175      $11,409,294     $ (6,053)     $12,657,032
                                               ==========    =========   ===========      ============    ========      ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH

                                                                     Nine Months Ended
                                                                        October 31,
                                                                        -----------
                                                            1997                         1996
                                                            ----                         ----


Net cash provided by operating activities             $   803,251                   $2,644,902
                                                      -----------                   ----------


Cash flows from investing activities:
  Purchase of property and equipment                     (757,473)                    (858,477)
  Purchase of intangible assets                           (36,319)                     (67,673)
  Acquisition of net assets of Merrick
   Packaging Specialists, Inc. - (net of
   cash acquired)                                        (664,949)                       -
                                                      -----------                   ----------

     Net cash used in investing activities             (1,458,741)                    (926,150)
                                                      -----------                   ----------


Cash flows from financing activities:
  Proceeds from loan payable - bank                     1,912,000                        -
  Payment for retirement of common stock               (2,110,683)                       -
  Proceeds from issuance of common stock                   87,129                      205,643
  Payment of long-term debt                              (124,845)                    (714,725)
  Payment of acquisition debt                            (836,417)                       -
                                                      -----------                   ----------

    Net cash used in financing activities              (1,072,816)                    (509,082)
                                                      -----------                   ----------


Net (decrease) increase in cash                        (1,728,306)                   1,209,670


Cash and cash equivalents - beginning of period         2,114,923                    1,196,593
                                                      -----------                   ----------


Cash and cash equivalents - end of period             $   386,617                   $2,406,263
                                                      ===========                   ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

In the opinion of the management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 1997 and the results of operations and cash flows for the nine months ended October 31, 1997 and 1996, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The results of operations for the nine months ended October 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2.  INVENTORIES:

A summary of inventory follows:
                                     October 31,    January 31,
                                       1997            1997
                                       ----            ----
                                   (Unaudited)

     Raw materials and supplies     $3,212,587       $2,255,078
     Work in process                   155,030          147,343
     Finished products               1,275,306        1,216,472
                                    ----------       ----------

                                    $4,642,923       $3,618,893
                                    ==========       ==========

NOTE 3.  REPURCHASE AND RETIREMENT OF COMMON STOCK AND STOCK OPTIONS:

During the nine months ended October 31, 1997, the Company in private transactions, repurchased and retired 397,508 shares of its common stock for a purchase price of $2,034,455. In addition, the Company repurchased options to purchase 17,755 shares of its common stock (exercisable at a price of $.69 per share) for a purchase price of $76,228.

The aggregate purchase price of $2,110,683 was partially financed by bank borrowings of $1,912,000 against the Company's existing line of credit with its lending bank. The line of credit allows for the Company to borrow up to $3,500,000, payable interest only at the prime rate or LIBOR plus 1-1/2% through May 1, 2000, at which time any balance outstanding is payable in full. The credit facility is unsecured.

The credit facility is subject to a 1/4% commitment fee on the average unused loan portion. The agreement contains covenants and restrictions relating to net worth, working capital, indebtedness, financial ratios, dividends, capital expenditures, investments, acquisitions, earnings and continuity of management.

As of October 31, 1996, there were no outstanding borrowings against the line of credit.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.  ACQUISITION

On February 5, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of Merrick Packaging Specialists, Inc. ("Merrick"). Merrick Packaging Specialists, Inc. is a distributor of high quality paper, paper laminate and plastic shopping bags and boxes for the retail industry. For the fiscal years ended December 31, 1996 and 1995, Merrick reported unaudited revenues of approximately $3,600,000 and $3,600,000, respectively. Net income for the fiscal years ended December 31, 1996 and 1995 were not material. The acquisition has been accounted for as a purchase, and accordingly, its results will be included in the Company's results of operations from the effective date of the acquisition, February 1, 1997. The excess of acquisition cost over the fair value of Merrick's net tangible assets approximates $2,264,000 and has been allocated to intangible assets and is being amortized over periods ranging from fifteen to forty years. Of the purchase price of $2,370,000, $780,000 was paid at closing, $600,000 was paid August 1, 1997, and the balance is payable in promissory notes as follows:
                  Due Date                     Amount        Interest Rate
                  --------                     ------        -------------

               August 1, 1998                   $600,000     7.5% per annum
               March 1, 1999                     390,000     7.5% per annum
                                                --------

                                                $990,000
                                                ========

In addition, loans payable of $236,417 were assumed from Merrick in the transaction. These loans were paid in May of 1997.

Interest expense charged to operations was $72,700 and $-0-, for the nine months ended October 31, 1997 and 1996, respectively.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES:

                  Net sales for the quarter ended October 31, 1997 were $10,527,000, compared to $9,339,000 for the same quarter in the prior fiscal year, an increase of $1,188,000, or 12.7%.

                  Net sales for the nine months ended October 31, 1997 were $29,270,000, compared to $26,536,000 for the same period in the prior fiscal year, an increase of $2,734,000, or 10.3%.

                  The increases in net sales for the quarter and nine months ended October 31, 1997, compared to the same periods in the prior fiscal year were primarily attributable to sales resulting from the acquisition of Merrick Packaging Specialists in February 1997 and increased sales in the Registrant's Cycle Plastics and Advertising Specialty Institute divisions.

                  Net sales for the quarter ended October 31, 1997, compared to the immediately preceding quarter ended July 31, 1997, increased $1,041,000, or 10.9%.

                  The Registrant's backlog at October 31, 1997 was $4,975,000, compared to $5,301,000 at October 31, 1996, a decrease of $326,000, or 6.2%. This decrease was attributable to shorter turn-around times resulting from manufacturing efficiencies.


COSTS OF SALES AND EXPENSES:

                  Cost of sales for the quarter ended October 31, 1997, compared to the quarter ended October 31, 1996, increased $870,000, or 15.4%, to $6,520,000 from $5,650,000. Cost of sales as a percentage of net sales for the quarter ended October 31, 1997, compared to the same quarter in the prior fiscal year, increased to 61.9% from 60.5%. This percentage increase was attributable to an increase in raw material costs for the Registrant's products and a change in the product mix.

                  Cost of sales for the nine months ended October 31, 1997, compared to the nine months ended October 31, 1996, increased $2,111,000, or 12.9%, to $18,511,000 from $16,400,000. Cost of sales as a percentage of net sales for the nine months ended October 31, 1997, compared to the same period in the prior fiscal year, increased to 63.2% from 61.8%. This percentage increase was attributable to an increase in raw material costs for the Registrant's products and a change in the product mix.

                  Shipping, selling, general and administrative expenses for the quarter ended October 31, 1997, compared to the quarter ended October 31, 1996, increased $362,000, or 14.9%, from $2,427,000 to $2,789,000. This increase was primarily attributable to expenses resulting from the increase in net sales from the Merrick Packaging Specialists acquisition.

                  Shipping, selling, general and administrative expenses for the nine months ended October 31, 1997, compared to the same period in the prior fiscal year, increased $925,000, or 12.7%, from $7,285,000 to $8,210,000. This increase was primarily attributable to expenses resulting from the increase in net sales from the Merrick Packaging Specialists acquisition.

INTEREST EXPENSE:

                  Interest expense for the quarter ended October 31, 1997, compared to the quarter ended October 31, 1996, increased $81,000, or 168.8%, to $129,000 from $48,000. Interest expense for the nine months ended October 31, 1997, compared to the nine months ended October 31, 1996, increased $158,000, or 88.7%, from $178,000 to $336,000. These increases were attributable to increased borrowings to acquire the assets of Merrick Packaging Specialists and to repurchase outstanding shares of the Registrant's Common Stock. During the nine months ended October 31, 1997, the Registrant, in private transactions, repurchased and retired 397,508 shares of its Common Stock for an aggregate purchase price of $2,034,455. In addition, the Registrant repurchased options to purchase 17,755 shares of its Common Stock (exercisable at a price of $.69 per share) for an aggregate purchase price of $76,228.

NET INCOME:

                  Net income for the quarter ended October 31, 1997 was $652,000, or $.16 per share, compared to $738,000, or $.16 per share, for the quarter ended October 31, 1996.

                  Net income for the nine months ended October 31, 1997 was $1,313,000, or $.30 per share, compared to $1,613,000, or $.36 per share, for the nine months ended October 31, 1996. The reduction in net income per share was primarily related to start-up costs relating to the Merrick Packaging Specialists acquisition and decreased gross margins due to increased raw material costs.

WORKING CAPITAL AND LIQUIDITY:

                  Working capital increased to $7,772,000 at October 31, 1997 from $5,530,000 at July 31, 1997, an increase of $2,242,000, or 40.5%, primarily as a result of the extension of the maturity date of the Registrant's line of credit which reclassified the Registrant's outstanding term loan from a short term liability to a long term liability. Working capital decreased to $7,772,000 at October 31, 1997 from $8,004,000 at October 31, 1996, a decrease of $232,000, or 2.9%. The Registrant's working capital ratio was 3 to 1 at October 31, 1997. The Registrant's line of credit allows for the Registrant to borrow up to $3,500,000, payable interest only at the prime rate or at LIBOR plus 1 1/2% through May 1, 2000, at which time any balance outstanding is payable in full. At October 31, 1997 and 1996, there was $1,912,000 and $0 outstanding, respectively, against the revolving line of credit.

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

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibit 27; Financial Data Schedule

       (b) Report on Form 8-K - The Registration filed no reports on Form 8-K during the quarter ended October 31, 1997

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




Date:  December 9, 1997