Form 10-K
period 1998-01-31
UNIFLEX INC
filed 1998-05-01
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-K
(MARK ONE)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  January 31, 1998
                           ----------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to ________________________

                          Commission file number 1-6339
                                                 ------

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

Registrant's telephone number, including area code: (516) 932-2000
                                                    ---------------

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

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of April 3, 1998, the aggregate market value of the Registrant's outstanding voting Common Stock held by non-affiliates of the Registrant was $18,304,588.

         As of April 3, 1998, there were 4,066,160 shares outstanding of the Registrant's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than June 1, 1998 pursuant to Regulation 14A.

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

                  In February 1997, the Registrant acquired substantially all of the assets and assumed certain of the liabilities of Merrick Packaging Specialists, Inc. a New York corporation ("Merrick") engaged in the distribution of high quality paper, paper laminate and plastic shopping bags and boxes.

                  In February 1997, the Registrant  formed Uniflex,  UK, Ltd., a
wholly-owned   subsidiary  of  the  Registrant  to  market  and  distribute  the
Registrant's products in the United Kingdom.

                  In January 1996, the Registrant formed Uniflex Southeast L.L.C., a Delaware limited liability company ("Southeast") to market and distribute health and safety products and services primarily to the dental industry. In July 1997, the Registrant, through Uniflex Southeast, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant which was the

Manager of Southeast and owned 80% of its equity sold its equity interest in Southeast to Safelink, Inc.

                  In January 1995, the Registrant formed Uniflex Southwest L.L.C., a Delaware limited liability company ("Southwest"). Southwest produces and markets jumbo flexible loop handle bags, double drawstring bags and reclosable, resealable, Trac-Loc bags. These products are sold to retailers, cosmetic firms, food packing companies and medical/healthcare supply firms. The Registrant is the Manager of Southwest and owns 75% of its equity. In April 1995, Southwest commenced operations in Albuquerque, New Mexico. As of the date hereof, an agreement in principle has been reached between the Registrant and the minority equityholder pursuant to which the Registrant will purchase the minority equityholder's entire equity interest in Southwest for consideration consisting of 50,000 shares of the Registrant's Common Stock, $100,000 in cash and a $400,000 promissory note payable ratably in four years at 7% interest.

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

         The Registrant also distributes high quality paper, paper laminate and plastic shopping bags and boxes for the retail industry.

         During the first quarter of fiscal 1998, the Registrant, through its wholly-owned subsidiary, Uniflex, U.K., commenced operations in Chester, England, introducing patented medical products to hospitals, pharmacies and medical laboratories in the European market.

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


                                                                        Fiscal Years ended January 31,
                                                       --------------------------------------------------------

                                                               1998                 1997                  1996
                                                               ----                 ----                  ----
                                                                                $ in thousands

Plastic Specialty Bags (including
    handle, drawstring, cut-out and litter                   $17,695              $17,404               $17,931
    bags)...........................................           47%                  50%                   57%

                  The Registrant distributes approximately 44% of its products to advertising specialty distributors as part of its bag advertising program. The Registrant distributes approximately 21% of its products, including Speci-Gard(TM) and other hospital related products, to hospital supply houses, laboratories, nursing homes and directly to certain hospitals. The Registrant also sells its products to various distributors for resale. Less than 14% of the Registrant's sales are directly with major retailers, chain stores, industrial concerns and other large end-users. The Registrant's products are sold through eighteen salespeople which include thirteen salespeople and five of the Registrant's officers. During the fiscal year ended January 31, 1998, the Registrant's sales staff accounted for approximately 98% of sales while approximately 2% of sales were made through manufacturers' representatives.

                  The Registrant's sales office, including its showroom, is located at its principal executive offices in Hicksville, New York (see Item 2 below). During the fiscal year ended January 31, 1998, the Registrant incurred advertising expenditures of approximately $434,000. The Registrant mails a complete catalogue of its merchandise, updated annually. For the year ended January 31, 1998, the Registrant mailed approximately 70,000 catalogues. This program develops  substantial  leads for the  Registrant.  In addition,  the  Registrant receives unsolicited inquiries, referrals and leads from existing customers, which are actively pursued by the Registrant's salespersons. The Registrant also displays its merchandise at various trade shows, such as premium shows and soft-goods shows. Additionally, the Registrant mails a catalogue designed specifically for hospital supply houses and hospitals to promote its Speci-Gard(TM) products and other hospital products.

                           (ii) Not applicable.

                           (iii) The raw materials  essential to the business of
the Registrant (primarily polyethylene plastic) are readily available. The Registrant's products are manufactured principally at the plant it leases in Westbury, New York (see Item 2 below). The Registrant owns the molds used in producing its handles, and, in addition, owns seven injection molding machines which produce all of its requirements for such plastic handles.

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

                           (v) The  Registrant's  business  is not  affected  by
seasonal trends, however, approximately 50% to 55% of its sales are traditionally made during the second half of the fiscal year. This is due to slightly higher demand during the late summer and fall seasons. The Registrant expects that approximately 50% of sales at its Merrick Division will be made during the second half of the fiscal year.

                           (vi) The Registrant's inventory consists primarily of
raw materials. The Registrant maintains sufficient material on hand to expedite orders and properly service its customers.

                           (vii)  The   Registrant   has   approximately   9,300
customers, none of which accounted for more than 10% of its sales during the fiscal year ended January 31, 1998.

                           (viii) As of January 31, 1998,  the  Registrant had a
$4,934,000 backlog of firm orders, all of which the Registrant expects to fill. As of January 31, 1997, the Registrant had a $5,315,000 backlog of firm orders, substantially all of which have been filled.

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

                  The Registrant, with the assistance of independent consultants, constantly monitors compliance with Federal, state and local environmental provisions. During fiscal 1998, the Registrant's expenditures on such compliance were insignificant and estimates that approximately $25,000 will be expended in the current fiscal year. The Registrant believes that such capital expenditures are not material to its operations.

                           (xiii)   The   Registrant   has   approximately   350
employees, including 12 salespersons and 13 officers. The Registrant's factory personnel are employed under contracts executed in February 1998 with Local 3485 of the United Food & Commercial Workers Union AFL-CIO, which contracts expire on January 31, 2001.

                  (d)   FINANCIAL   INFORMATION   ABOUT   FOREIGN  AND  DOMESTIC
OPERATIONS AND EXPORT SALES. Not applicable.

Item 2.  PROPERTIES.

                  The Registrant owns a 44,255 square foot building at 383 West John Street, Hicksville, New York 11802, which serves as the Registrant's principal executive offices. The Registrant uses approximately 9,900 square feet at this property for executive offices, sales, accounting, computers and showroom space. Approximately 34,400 square feet is used as warehouse space. The property is encumbered by a mortgage in the principal amount outstanding at January 31, 1998 of $1,325,197.

         The Registrant leases a building at 474 Grand Boulevard, Westbury, New York 11590, containing approximately 72,000 square feet of space, of which approximately 14,000 square feet are used for warehousing, approximately 42,000 square feet for manufacturing, approximately 10,000 square feet for shipping and receiving and approximately 6,000 square feet for executive and clerical offices. The expiration date of the Registrant's lease is April 30, 2003. During the fiscal year ended January 31, 1998, the Registrant paid approximately $165,000 for the base annual rental of said premises. In addition, the Registrant pays the cost of real estate taxes, insurance and other expenses of maintaining the building, which expenses amounted to approximately $245,000 during the fiscal year ended January 31, 1998.

         Southwest leases a building at 2512 Madison N.E., Albuquerque, New Mexico, containing approximately 10,000 square feet of space, of which approximately 700 square feet is for office space and the balance of approximately 9,300 square feet is for manufacturing. The expiration date of Southwest's lease is December 7, 2004 with a base rent of $4,090 monthly, including taxes and insurance.

         In connection with the acquisition of Merrick, as of February 1, 1997 the Registrant assumed Merrick's lease for a building at 70 Austin Boulevard, Commack, New York, containing approximately 18,000 square feet of warehouse space and 2,000 square feet of office space. The expiration date of the lease is July 31, 1998. The rent for the premises, inclusive of real estate taxes, is $7,627 per month until July 31, 1997 and $7,794 per month thereafter until the end of the term of the lease. The Registrant has surrendered the entire premises in consideration of a payment of $18,971.16.

Item 3.  LEGAL PROCEEDINGS.

                  The   Registrant  is  not  a  party  to  any  material   legal
proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.
         -------------------------------------
                  (a)  Market Information.

                  The Registrant's Common Stock, $.10 par value, trades on the American Stock Exchange (the "AMEX") under the symbol "UFX".

                  The following table sets forth the high and low closing sales prices of the Common Stock on the AMEX for the periods indicated.

                                                HIGH(1)            LOW(1)
                                                ----               ---
         Year Ended
         January 31, 1998
                  First Quarter                8-1/4               6-1/2
                  Second Quarter               7                   5-15/16
                  Third Quarter                7 1/2               5-7/8
                  Fourth Quarter               7                   5

         Year Ended
         January 31, 1997
                  First Quarter                7                   5
                  Second Quarter               6                   5
                  Third Quarter                9-13/16             5-1/4
                  Fourth Quarter               9-15/16             7-1/8


(1) The Registrant declared a 50% stock dividend effective October 15, 1996 to holders of record as of September 26, 1996. The high and low sales prices have been adjusted to reflect such dividend.

                  (b) Holders.

             Title of Class            Approximate Number of Record Holders (as
                                                     of April 3, 1998
                                       -----------------------------------------

Common Stock, Par Value $.10 Per Share                 279

         The Registrant believes that there are approximately 1,000 beneficial holders of the Common Stock.

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


Item 6.  SELECTED FINANCIAL DATA.


                                                          For the Years Ended January 31,
                              --------------------------------------------------------------------------------------

                                1998                1997              1996               1995                1994
                                ----                ----              ----               ----                ----
SELECTED INCOME
STATEMENT DATA:
Net Sales                    $37,999,000        $34,466,000        $31,510,000        $30,133,000        $25,660,000
Gross Profit                 $13,609,000        $13,087,000        $11,187,000        $11,151,000        $ 9,469,000
Net Income                   $ 1,496,000        $ 1,917,000        $ 1,459,000        $ 1,166,000        $   941,000
Earnings                     $       .35        $       .43        $       .35        $       .29        $       .23
  Per Share: Note(1)(2)


SELECTED BALANCE
SHEET DATA:
Working Capital              $ 8,304,000        $ 8,434,000        $ 6,699,000        $ 5,822,000        $ 5,136,000
Total Assets                 $22,185,000        $18,693,000        $16,283,000        $15,318,000        $13,394,000
Long-Term Debt(3)            $ 3,566,000        $ 1,493,000        $ 2,170,000        $ 3,847,000        $ 3,968,000
Stockholders' Equity         $12,832,000        $12,946,000        $10,245,000        $ 7,285,000        $ 6,186,000

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


QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1998             1st Quarter          2nd Quarter          3rd Quarter          4th Quarter
-------------------------------------------------------------------------------------------------------------------------

Net sales                                      $ 9,257,000          $ 9,486,000          $10,527,000          $ 8,729,000
Gross Profit                                     3,332,000            3,420,000            4,007,000            2,850,000
Net income                                     $   305,000          $   356,000          $   652,000          $   183,000
Net income per share (fully                    $      0.07          $      0.08          $      0.16          $      0.04
diluted)(1)
Net income per share (basic)(1)                $      0.07          $      0.08          $      0.16          $      0.05


QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1997             1st Quarter          2nd Quarter          3rd Quarter          4th Quarter
--------------------------------------------------------------------------------------------------------------------------

Net sales                                      $8,554,965          $8,642,013          $9,339,319          $7,929,965
Gross Profit                                   $3,232,393          $3,214,915          $3,688,695          $2,951,286
Net income                                     $  522,572          $  352,490          $  738,097          $  303,779
Net income per share (fully                    $     0.12          $     0.08          $     0.16          $     0.07
diluted)(1)
Net income per share (basic)(1)                $     0.13          $     0.08          $     0.17          $     0.07


QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1996             1st Quarter          2nd Quarter           3rd Quarter         4th Quarter
-------------------------------------------------------------------------------------------------------------------------

Net sales                                       $7,960,409           $7,567,787           $8,754,093           $7,227,674
Gross Profit                                     2,933,740            2,490,956            3,319,257            2,443,058
Net income                                      $  374,629           $  221,439           $  600,778           $  261,735
Net income per share(fully                      $     0.09           $     0.05           $     0.15           $     0.06
diluted)(1)
Net income per share(basic)(1)                  $     0.11           $     0.07           $     0.17           $     0.07

-----------------------

(1) The Registrant declared a 50% stock dividend effective October 15, 1996 to holders of record as of September 26, 1996. Net income per share has been adjusted to reflect this dividend.



Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward- looking statements. Factors that may cause such differences include, but are not limited to, the Registrant's expansion into new markets, competition, technological advances and availability of managerial personnel.

SUMMARY:

                  The following table, which should be read together with the Financial Statements and Notes to Financial Statements appearing elsewhere in this Report, sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to net sales of the Registrant and
(ii) the percentage increase (decrease) of such items as compared to the indicated prior period:


                                      Relationship To Total Revenues For the                 Period to Period Increase
                                             Years Ended January 31,                           (Decrease) Years Ended
                                -------------------------------------------------      ---------------------------------
                                      1998               1997               1996             1997-1998            1996-1997
                                      ----               ----               ----             ---------            ---------
Net Sales                             100.0%             100.0%             100.0%               10.3%                9.4%
Cost of Sales                          64.2               62.0               64.4                14.1                 5.2
Gross Profit                           35.8               38.0               35.6                 4.0                17.0
Operating Expenses:
  Shipping, Selling, General
  and Administrative Expenses          27.9               28.2               26.9                 9.4                14.7
Interest                                1.4                 .6                1.3               140.9               (47.9)
Gain on Sale of Equipment                -                 --                 --                   -                  --
  Total                                29.3               28.8               28.2                12.3                11.8
Income Before
  Provision For
  Income Taxes                          6.5                9.2                7.4               (22.0)               36.8

Provision For
  Income Taxes                          2.4                3.6                2.8               (28.1)               45.9


Net Income                              3.9%               5.6%               4.6%              (22.0)%              31.4%

RESULTS OF OPERATIONS:

         SALES:

                  Sales for the years ended January 31, 1998, January 31, 1997 and January 31, 1996 were $37,999,000 $34,466,000 and $31,510,000, respectively.
Sales for the year ended January

31, 1998 increased $3,533,000 or 10.3%, compared to the prior year as a result of increased sales in Merrick Packaging Division, Advertising Specialty Division and Cycle Plastics. Sales for the year ended January 31, 1997, increased $2,956,000 or 9.4%, primarily from the Registrant's Medical Package Division.

                  The Registrant continues its efforts to market its Medical Packaging Division's products to a variety of healthcare industries. New strategies to market its newly acquired division of Specialty Paper and Paper Laminate products, include producing and mailing 7000 catalogs to this industry. The Registrant strives constantly for new products and avenues of distribution to maximize its production facilities.

         COST AND EXPENSES:

         JANUARY 31, 1998

                  Cost of sales, as a percentage of sales, increased to 64.2% for the year ended January 31, 1998, compared to 62.0% for the year ended
January 31, 1997. This increase was primarily due to the increase in raw materials and start up time needed to effectuate the Merrick Packaging Specialty absorption into the Registrant's systems.

                  Shipping, selling, general and administrative expenses for the year ended January 31, 1998 increased approximately $916,000 or 9.4%, compared to year ended January 31, 1997. This increase was due primarily to increase in commissions, selling, advertising and promotion and freight out. These increases were primarily attributable to increased net sales. Interest expense for the year ended January 31, 1998 increased approximately $303,000 or 140.9% as compared to the year ended January 31, 1997. This increase was primarily attributable to the increased borrowings to acquire the assets of Merrick Packaging Specialty and to repurchase outstanding shares of the Registrants Common Stock. During the fiscal year ended January 31, 1998, the Registrant, in private transactions, repurchased and retired 397,508 shares of its Common Stock for an aggregate purchase price of $2,034,455. In addition, the Registrant repurchased options to purchase 17,755 shares of Common Stock (exercisable at a price of $.69 per share) for an aggregate purchase price of $76,228.

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

         INCOME BEFORE PROVISION FOR INCOME TAXES:

                   Income before provision for income taxes for the year ended January 31, 1998, decreased approximately $773,000, or 24%, to approximately $2,396,000 compared to approximately $3,169,000 for the year ended January 31, 1997. This decrease was primarily related to start up costs relating to the Merrick Package Specialty acquisition and decreased gross margins due to increased raw material costs.

                  Income before provision for income taxes for the year ended January 31, 1997, increased approximately $852,000, or 37%, to approximately $3,169,000 compared to approximately $2,317,000 for year ended January 31, 1996. This increase was primarily attributable to increased sales, efficient purchasing of raw materials and continued improvements in manufacturing operations.

         PROVISION FOR INCOME TAXES:

                  Provision for income taxes for the year ended January 31, 1998, was $900,000 compared to $1,252,000 for the prior year primarily due to the decrease of $773,000 in income before provision for income taxes.

                  Provision for income taxes for the year ended January 31, 1997, was $1,252,000 compared to $858,000 for the prior year primarily due to the increase of $852,000 in income before provision for income taxes.

         LIQUIDITY AND CAPITAL COMMITMENTS:

                  Working capital decreased to $8,304,000 at January 31, 1998 from $8,434,000 at January 31, 1997, a decrease of $130,000 or 1.5%, primarily as a result of the retirement of 397,508 shares of its Common Stock and the repurchase of then outstanding options to purchase 17,755 shares of its Common Stock. The Registrant's working capital ratio was 3.3 to 1 at January 31, 1998. The Registrant's line of credit (the "Line of Credit") allows for the Registrant to borrow up to $3,500,000, payable interest only at the prime rate or at LIBOR plus 1 1/2% through May 1, 2000, at which time any outstanding balance is payable in full. At January 31, 1998 and 1997 there were $1,500,000 and $0 outstanding, respectively, against the Line of Credit. The Registrant on February 2, 1998 paid down all outstanding borrowings on its Line of Credit.

                  The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital expenditure requirements for the foreseeable future.

         SUBSEQUENT EVENT:

                  On February 4, 1998, the Registrant closed a mortgage loan (the "1998 Mortgage") which replaced the Registrant's then existing mortgage. Proceeds of the 1998 Mortgage were $2,040,000, of which $1,335,842 was used to pay off the then-existing mortgage. The 1998 Mortgage is secured by a first mortgage lien on the Registrant's property at 383 West John Street, Hicksville, New York, and is guaranteed by the Registrant's subsidiaries. The 1998 Mortgage is payable in monthly installments of $11,334 per month commencing on March 4, 1998. Interest on the 1998 Mortgage is fixed at 7.56% per annum until February 4, 2008, at which time the rate becomes adjustable at the Registrant's option to either: (i) variable at the lender's prime rate; (ii) fixed at the lender's prime rate; or (3) variable at LIBOR plus 1.75%. The 1998 Mortgage contains various covenants and restrictions relating to net worth, financial ratios and rentals of the mortgaged property.

                  As of the date hereof, an agreement in principle has been reached between the Registrant and the minority equityholder pursuant to which the Registrant will purchase the minority equityholder's entire equity interest in Southwest for consideration consisting of 50,000 shares of the Registrant's Common Stock, $100,000 in cash and a $400,000 promissory note payable ratably in four years at 7% interest.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data are included under Item 14 of this Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 9, 1996, the Audit Committee of the Board of Directors of the Registrant dismissed Miller, Ellin & Co. ("Miller Ellin") as independent accountants to the Registrant and appointed Patrusky Mintz & Semel as the new independent accountants to the Registrant. Miller Ellin's accountant's report on the financial statements of the Registrant for the fiscal years ended January 31, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with Miller Ellin to report in response to Item 304(a) of Regulation S-K, Section 229.304(a).

                                    PART III

                  The  information  required  by Items 10, 11, 12 and 13 of this
Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than June 1, 1998 pursuant to Regulation 14A.

                                     PART IV

Item 14.          Exhibits, Financial Statement
                  Schedules and Reports on Form 8-k

                  (a)  (1) FINANCIAL STATEMENTS

The following financial statements of Uniflex,  Inc., otherwise includable under
Item 8, are included in this Item 14:

INDEX                                                     PAGE
-----                                                     ----

Reports of Independent Auditors                            F-1

Balance Sheets at January 31,
  1998 and 1997                                            F-2

Statements of Income for the
  years ended January 31, 1998,
  1997 and 1996                                            F-3

Statements of Changes in
  Stockholders' Equity for the years
  ended January 31, 1998, 1997
  and 1996                                                 F-4

Statements of Cash Flows for the
  years ended January 31, 1998,
  1997 and 1996                                            F-5

Notes to Financial Statements                              F-7

                        (2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II     Valuation and Qualifying Accounts
                and Reserves                              F-22

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

23.1     Consent of Patrusky Mintz & Semel.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of April, 1998.

                                  UNIFLEX, INC.
                                  (Registrant)

                                  By:/s/ Herbert Barry
                                     -----------------------
                                     Herbert Barry, Chairman
                                     of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


     SIGNATURE                TITLE                                    DATE
     ---------                -----                                    ----

/s/ Warner J. Heuman
---------------------     Director                                April 30, 1998
Warner J. Heuman

/s/ Herbert Barry         Chairman of the Board, Chief            April 30, 1998
--------------------      Executive Officer and Director
Herbert Barry

/s/ Erich Vetter
--------------------      Director                                April 30, 1998
Erich Vetter

/s/ Robert K. Semel       President, Secretary and Director       April 30, 1998
-------------------
Robert K. Semel

/s/ Kurt Vetter           First Vice President-Engineering        April 30, 1998
--------------------      and Director
Kurt Vetter

/s/ Robert Gugliotta      Vice President-Finance, Treasurer       April 30, 1998
--------------------      and Controller
Robert Gugliotta

/s/ Martin Brownstein     Senior Vice President and Director      April 30, 1998
---------------------
Martin Brownstein

/s/ Martin Gelerman
---------------------     Director                                April 30, 1998
Martin Gelerman

/s/ Steven Wolosky
---------------------     Director                                April 30, 1998
Steven Wolosky

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
UNIFLEX, INC.

We have audited the accompanying consolidated balance sheets of Uniflex, Inc. and Subsidiaries as of January 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years ended January 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniflex, Inc. and Subsidiaries as of January 31 1998 and 1997 and the results of their operations and their cash flows for the years ended January 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

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



/S/PATRUSKY, MINTZ & SEMEL
-----------------------------
PATRUSKY, MINTZ & SEMEL
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 24, 1997
                                       F-1

                         UNIFLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1998 AND 1997

ASSETS                                                              1998                     1997
                                                               ------------              ------------
Current assets
  Cash and cash equivalents (Note 1)                           $  1,676,749              $  2,114,923
  Accounts receivable (net of allowances
   of $121,366 in 1998 and $160,061 in 1997)                      4,577,324                 4,084,710
  Inventories (Notes 1 and 4)                                     4,555,298                 3,618,893
  Prepaid income taxes                                              128,509                   279,791
  Prepaid expenses and other current assets                         653,978                   565,263
  Deferred tax asset (Notes 1 and 8)                                310,400                   291,200
                                                               ------------              ------------
      Total current assets                                       11,902,258                10,954,780

Property and equipment (Notes 1, 5 and 6)                         7,028,692                 6,786,936
Intangible assets (Note 1)                                        2,328,079                   220,013
Other assets                                                        925,681                   731,590
                                                               ------------              ------------
      Total assets                                             $ 22,184,710              $ 18,693,319
                                                               ============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Acquisition debt-current portion (Note 2)                    $    600,000              $       --
  Current maturities of long-term debt (Note 6)                     423,000                   171,000
  Accounts payable                                                1,576,683                 1,351,060
  Accrued liabilities (Note 7)                                      998,238                   998,888
                                                               ------------              ------------
      Total current liabilities                                   3,597,921                 2,520,948
                                                               ------------              ------------

Acquisition debt (Note 2)                                           390,000                      --
Long-term debt (Note 6)                                           3,565,593                 1,493,131
Deferred rent (Note 1)                                              145,000                   141,246
Deferred compensation and postretirement
 benefits (Note 14)                                               1,363,252                 1,329,237
                                                               ------------              ------------
      Total liabilities                                           9,061,766                 5,484,562
                                                               ------------              ------------

Commitments and contingencies (Note 16)

Minority interest (Notes 11 and 18)                                 290,888                   262,500
                                                               ------------              ------------

Stockholders'  Equity  (Notes 3, 9, 10 and 12)
   Common stock - par value $.10 per share
   10,000,000 shares authorized; issued and
   outstanding 4,066,160 in 1998 and
   4,289,668 in 1997                                                406,616                   428,966
  Additional paid-in capital                                        847,175                 2,448,379
  Retained earnings and members' capital                         11,578,265                10,096,340
                                                               ------------              ------------
                                                                 12,832,056                12,973,685
  Less note receivable - stock purchase (Note 10)                      --                     (27,428)
                                                               ------------              ------------
                                                                 12,832,056                12,946,257
                                                               ------------              ------------

      Total liabilities and stockholders' equity               $ 22,184,710              $ 18,693,319
                                                               ============              ============

The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


                                                     1998                  1997                1996
                                                -------------          -----------          -----------

Net sales                                       $  37,998,816          $34,466,262          $31,509,963

Cost of sales                                      24,390,224           21,378,973           20,322,952
                                                -------------          -----------          -----------

Gross profit                                       13,608,592           13,087,289           11,187,011

Shipping, selling, general and
 administrative expenses                           10,618,337            9,702,838            8,457,319
                                                -------------          -----------          -----------

Income before other expenses                        2,990,255            3,384,451            2,729,692
                                                -------------          -----------          -----------

Interest - net                                        443,830              215,313              413,111
Loss on disposal of assets                             73,612                 -                    -
                                                -------------          -----------          -----------

                                                      517,442              215,313              413,111
                                                -------------          -----------          -----------

Minority interest in income of
 consolidated subsidiary                              (76,499)                -                    -
                                                -------------          -----------          -----------

Income before provision for income
 taxes                                              2,396,314            3,169,138            2,316,581

Provision for income taxes
 (Notes 1 and 8)                                      900,000            1,252,200              858,000
                                                -------------          -----------          -----------

Net income                                      $   1,496,314          $ 1,916,938          $ 1,458,581
                                                =============          ===========          ===========

Basic net income per share                      $         .36          $       .46          $       .42
                                                =============          ===========          ===========

Diluted net income per share                    $         .35          $       .43          $       .35
                                                =============          ===========          ===========

Average shares outstanding                          4,161,289            4,193,687            3,486,701
Dilutive effect of stock options                      162,532              279,215              626,554
                                                -------------          -----------          -----------

Average shares outstanding assuming
 dilutive effect of stock options                   4,323,821            4,472,902            4,113,255
                                                =============          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                                                         Retained
                                                                                         Earnings            Note
                                                Common Stock              Additional        and           Receivable -
                                                ------------               Paid-In        Members            Stock
                                             Amount          Shares         Capital       Capital           Purchase        Total
                                             ------          ------         -------       -------           --------        -----

Balance at January 31, 1995                 $224,033       2,240,334    $    424,695    $  6,720,821    $    (84,428)   $  7,285,121
Exercise of stock options (Note 12)           42,400         424,000         219,420            --              --           261,820
Tax benefit from exercise of stock
 options (Note 12)                              --              --         1,193,000            --              --         1,193,000
Issuance of common stock as
 compensation                                    205           2,050          17,608            --              --            17,813
Amortization of note receivable
 (Note 10)                                      --              --              --              --            28,500          28,500
Net income                                      --              --              --         1,458,581            --         1,458,581
                                            --------    ------------    ------------    ------------    ------------    ------------

Balance at January 31, 1996                  266,638       2,666,384       1,854,723       8,179,402         (55,928)     10,244,835
Exercise of stock options (Note 12)           21,555         215,545         213,097            --              --           234,652
Tax benefit from exercise of stock
 options (Note 12)                              --              --           499,402            --              --           499,402
Issuance of common stock to effect a
 3 for 2 stock split (Note 3)                140,484       1,404,841        (140,484)           --              --              --
Issuance of common stock as
 compensation                                    289           2,898          21,641            --              --            21,930
Amortization of note receivable
 (Note 10)                                      --              --              --              --            28,500          28,500
Net income                                      --              --              --         1,916,938            --         1,916,938
                                            --------    ------------    ------------    ------------    ------------    ------------
Balance at January 31, 1997                  428,966       4,289,668       2,448,379      10,096,340         (27,428)    12,946,257

Exercise of stock options (Note 12)           19,176         191,755          67,953            --              --           87,129
Tax benefit from exercise of stock
 options (Note 12)                              --              --           400,000            --              --          400,000
Shares repurchased and retired (Note 9)      (41,526)       (415,263)     (2,069,157)           --              --       (2,110,683)
Amortization of note receivable (Note 10)       --              --              --              --            27,428          27,428
Capital transferred to minority interest
 (Note 11)                                      --              --              --           (14,389)           --          (14,389)
Net income                                      --              --              --         1,496,314            --        1,496,314
                                            --------    ------------    ------------    ------------    ------------   ------------
Balance at January 31, 1998                 $406,616       4,066,160    $    847,175    $ 11,578,265    $       --     $ 12,832,056
                                            ========    ============    ============    ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-4

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                           INCREASE (DECREASE) IN CASH


                                                                   1998                  1997                1996
                                                                   ----                  ----                ----


Cash flows from operating activities:

  Net income                                                  $  1,496,314         $   1,916,938         $  1,458,581
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Deferred compensation, postretirement
      medical benefits and related
      interest                                                      34,015               114,113              103,646
     Depreciation and amortization                                 964,170               915,888              852,956
     Equity issued as compensation                                    -                   21,930               17,815
     Amortization of note receivable                                27,428                28,500               28,500
     Deferred rent                                                   3,754                18,750               33,750
     Deferred income taxes                                        (126,600)              (82,300)             (85,260)
    Changes in assets and liabilities:
     Accounts receivable                                           (90,644)             (719,721)             822,974
     Inventories                                                  (544,266)             (918,945)             381,343
     Prepaid expenses and other current
      assets                                                       (70,776)               41,680              103,284
     Other assets                                                  (79,846)               (8,792)              81,748
     Accounts payable                                             (531,284)              116,573             (424,163)
     Accrued liabilities                                           (10,290)               46,870               86,726
     Prepaid income taxes                                          551,282             1,118,221                3,235
     Minority interest                                              76,499                  -                    -
                                                              ------------         -------------         ------------

      Net cash provided by operating
       activities                                                1,699,756             2,609,705            3,465,135
                                                              ------------         -------------         ------------

Cash flows from investing activities:

  Purchase of property and equipment                              (903,475)           (1,098,318)          (1,109,829)
  Acquisition of net assets of Merrick
   Packaging Specialists, Inc., - net
   of cash acquired                                               (664,949)                 -                    -
  Purchase of intangible assets                                    (41,497)              (76,059)             (83,077)
                                                              ------------         -------------         -------------

      Net cash used in investing
       activities                                               (1,609,921)           (1,174,377)          (1,192,906)
                                                              ------------         -------------         ------------

                         UNIFLEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                           INCREASE (DECREASE) IN CASH

                                               1998           1997         1996
                                               ----           ----         ----

Cash flows from financing activities:

  Proceeds of long-term debt               $ 2,912,000    $      --      $     7,500
  Proceeds from minority contribution             --             --           27,500
  Payment of long-term debt                   (580,038)       751,650)    (1,900,181)
  Payment for retirement of common
   stock                                    (2,110,683)          --             --
  Proceeds from exercise of stock
   options                                      87,129        234,652        261,820
  Payment of acquisition debt                 (836,417)          --             --
                                           -----------    -----------    -----------

      Net cash used in financing
       activities                             (528,009)      (516,998)    (1,603,361)
                                           -----------    -----------    -----------


Net increase (decrease) in cash and cash
 equivalents                                  (438,174)       918,330        668,868


Cash and cash equivalents - beginning of
 year                                        2,114,923      1,196,593        527,725
                                           -----------    -----------    -----------
Cash and cash equivalents - end of
 year                                      $ 1,676,749    $ 2,114,923    $ 1,196,593
                                           ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND CONCENTRATION OF CREDIT RISK

The Company designs, manufactures and sells a variety of plastic bags used in packaging, promotion and retailing, primarily to advertising specialty distributors, hospital supply houses, manufacturers and retailers located throughout the United States. The Company extends credit to its customers and historically has not experienced significant losses related to receivables and individual customers or groups of customers in any particular industry or geographic area.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Uniflex, Inc. ("Uniflex"), its majority owned subsidiaries, Uniflex Southwest L.L.C., ("Southwest"), Uniflex Southeast L.L.C., ("Southeast"), which ceased operations in July 1997, and its wholly owned subsidiary Hantico, Inc. (inactive). All material intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include highly liquid debt instruments purchased with a maturity of three months or less. At times, such investments may be in excess of federal insurance limits.

FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents and trade receivables and payables for which carrying amounts approximate fair value. Management estimates that the carrying amount of its long-term debt also approximates fair value.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

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

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Goodwill and other intangible assets are stated on the basis of cost and are amortized principally on a straight-line basis, over the estimated periods of future benefit (not exceeding 40 years). Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued. At January 31, 1998, the net book value of goodwill and other intangible assets was $2,012,420 and $315,658, respectively. Accumulated amortization was approximately $339,000 and $243,000 on January 31, 1998 and 1997, respectively.

LONG-LIVED ASSETS

It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

DEFERRED RENT

Deferred rent payable represents the excess of recognized rent expense over scheduled lease payments, which amount will be credited to future operations.

DEFERRED INCOME TAXES

Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. The principal sources of temporary differences are different methods used for depreciation provisions, deferred compensation and New York State investment tax credits.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

REVENUE RECOGNITION

Revenue is recognized when orders are shipped.

ADVERTISING COSTS

Advertising costs are charged to operations as incurred. Catalog costs are accounted for as a prepaid expense and are amortized over a twelve month period. Advertising expenses inclusive of catalog costs charged to operations for the years ended January 31, 1998, 1997 and 1996 were approximately $434,000, $482,000 and $294,000, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

RECLASSIFICATION OF PRIOR YEAR'S BALANCES

Certain amounts in the prior year's consolidated financial statements were reclassified to conform with the current year's presentation.

NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," in the year ended January 31, 1998. In accordance with SFAS No. 128, the Company has presented both basic net income per share and diluted net income per share in the consolidated financial statements.

NOTE 2.  ACQUISITION

On February 5, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of Merrick Packaging Specialists, Inc. ("Merrick"). Merrick is a distributor of high quality paper, paper laminate and plastic shopping bags and boxes for the retail industry. For the fiscal years ended December 31, 1996 and 1995, Merrick reported unaudited revenues of approximately $3,600,000 and $3,600,000, respectively. Net income for the fiscal years ended December 31, 1996 and 1995 was not material. The acquisition has been accounted for as a purchase, and accordingly, its results have been included in the Company's results of operations from the effective date of the acquisition, February 1, 1997. The excess of acquisition cost over the fair value of Merrick's net tangible assets approximates $2,264,000 and has been allocated to intangible assets and is being amortized over periods ranging from 15 to 40 years. Of the purchase price of $2,370,000, $780,000 was paid at closing, $600,000 was paid August 1, 1997, and the balance is payable in promissory notes as follows:

        DUE DATE               AMOUNT                INTEREST RATE
        --------               ------                -------------

      August 1, 1998         $ 600,000               7.5% per annum
      March 1, 1999            390,000               7.5% per annum
                             ---------
                             $ 990,000
                             =========

Interest expense charged to operations was $91,100, for the year ended January 31, 1998.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 3.  STOCK DIVIDEND

On October 15, 1996, the Company effected a three for two stock split recorded in the form of a stock dividend payable to stockholders of record at September 25, 1996. As a result, common stock was increased by $140,484 and additional paid-in capital was decreased by the same amount. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock dividend.

NOTE 4.  INVENTORIES

Inventories consist of the following:

                                                                    JANUARY 31,
                                                             1998              1997
                                                        -------------      ------------

Raw materials and supplies                              $  2,928,334       $   2,255,078
Work-in-process                                             133,008              147,343
Finished goods                                             1,493,956           1,216,472
                                                        ------------       -------------

                                                        $  4,555,298       $   3,618,893
                                                        ============       =============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                    JANUARY 31,
                                                           1998                   1997
                                                        ------------        -------------

Land                                                    $    860,000        $     860,000
Building and improvements                                  2,759,080            2,743,941
Machinery and equipment                                   10,616,307            9,751,492
Leasehold improvements                                       645,516              614,993
Plates and engravings                                        598,348              692,964
Furniture and fixtures                                       622,164              618,935
Delivery equipment                                            34,462               34,462
                                                        ------------        -------------
                                                          16,135,877           15,316,787
Less accumulated depreciation and amortization             9,107,185            8,529,851
                                                        -------------       -------------

                                                        $  7,028,692       $    6,786,936
                                                        ============       =============

Depreciation and amortization expense, for the assets above, charged to operations for the years ended January 31, 1998, 1997 and 1996 amounted to $836,719, $833,438 and $770,930, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 5.  PROPERTY AND EQUIPMENT (CONTINUED)

Assets held under capitalized leases, included above, are as follows

                                                                                            JANUARY 31,
                                                                                        1998          1997
                                                                                   -----------     --------

Machinery and equipment                                                            $  163,683   $  163,683
Furniture and fixtures                                                                126,762      126,762
                                                                                   ----------   ----------
                                                                                      290,445      290,445
Less accumulated depreciation                                                          72,870       48,558
                                                                                   ----------   ----------

                                                                                   $  217,575   $  241,887
                                                                                   ==========   ==========


NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                             JANUARY 31,
                                                                                        1998          1997
                                                                                   ------------    --------

Credit agreement (A)                                                               $1,500,000   $     --

Term note payable - bank (B)                                                        1,000,000         --

Mortgage  payable - bank -  payable in  monthly installments of $9,245 plus interest at prime plus 1/4% to 2009 -
 secured by land, building and improvements (C)                                     1,325,197    1,436,137

Note payable - minority  interest - payable
 on January 1, 2000 with  interest at 7% per annum -
 unsecured                                                                               --          7,500

Capital lease obligations (Note 16)                                                   163,396      220,494
                                                                                   ----------   ----------
                                                                                    3,988,593    1,664,131
Less current maturities                                                               423,000      171,000
                                                                                   ----------   ----------

                                                                                   $3,565,593   $1,493,131
                                                                                   ==========   ==========

Interest expense on long-term debt, charged to operations for the years ended January 31, 1998, 1997 and 1996 amounted to $329,190, $157,416 and $323,963, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE 6.  LONG-TERM DEBT (CONTINUED)

Following are the maturities of long-term debt as of January 31, 1998, and for each of the next five years and in the aggregate:


             CREDIT        TERM NOTE     MORTGAGE   CAPITAL LEASE
             AGREEMENT      PAYABLE      PAYABLE     OBLIGATIONS     TOTAL
             ---------      -------      -------     -----------     -----

      1999   $     --     $  261,910   $  110,940   $   50,150   $  423,000
      2000         --        285,720      110,940       54,795      451,455
      2001    1,500,000      285,720      110,940       33,646    1,930,306
      2002         --        166,650      110,940       22,796      300,386
      2003         --           --        110,940        2,009      112,949
Thereafter         --           --        770,497         --        770,497
             ----------   ----------   ----------   ----------   ----------

             $1,500,000   $1,000,000   $1,325,197   $  163,396   $3,988,593
             ==========   ==========   ==========   ==========   ==========

(A) The Company has a credit agreement with its lending bank. The credit agreement provides for borrowings of up to $3,500,000, payable interest only at the prime rate or LIBOR plus 1-1/2% through May l, 2000, at which time any balance outstanding is payable in full. The credit agreement is unsecured. As of February 17, 1998 the outstanding principal balance of the credit agreement had been paid in full, partially with the proceeds of the term note payable and the balance from the Company's working capital.

The credit agreement is subject to a 1/4% commitment fee on the average unused loan portion. The credit agreement contains covenants and restrictions relating to net worth, working capital, indebtedness, financial ratios, dividends, capital expenditures, investments, acquisitions, earnings and continuity of management.

(B) In January 1998, the Company obtained $1,000,000 under a term note payable to its lending bank. The term note is payable in 42 monthly installments of $23,800 plus interest at the prime rate or LIBOR plus 1-1/2% commencing in March 1998. The term note is unsecured and is subject to the same covenants and conditions as the credit agreement (See "A" above).

(C) Refinanced in February 1998 (Note 17).


NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                              JANUARY 31,
                                           1998       1997
                                         --------   ---------

Accrued commissions                      $321,908   $333,492
Accrued payroll and bonuses               320,425    392,864
Accrued vacation                          198,900    212,158
Other                                     157,005     60,374
                                         --------   --------

                                         $998,238   $998,888
                                         ========   ========

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 8.  INCOME TAXES

The provision for income taxes consists of the following:

                                                          FOR THE YEARS ENDED JANUARY 31,
                                                   -----------------------------------------------
                                                   1998               1997                  1996
                                                   ----               ----                  ----

Current
  Federal                                      $  957,000          $ 1,185,800          $  859,000
  State                                            69,600              148,700              84,000
                                               ----------          -----------          ----------
                                                1,026,600            1,334,500             943,000
                                               ----------          -----------          ----------

Deferred:
  Federal                                         (20,700)             (34,300)            (69,000)
  State                                            (9,900)             (22,000)            (16,000)
                                               ----------          -----------          ----------
                                                  (30,600)             (56,300)            (85,000)

Change in valuation allowance                     (96,000)             (26,000)                 -
                                               ----------          -----------          -----------

                                                 (126,600)             (82,300)            (85,000)
                                               ----------          -----------          ----------

      Total                                    $  900,000          $ 1,252,200          $  858,000
                                               ==========          ===========          ==========

At Federal statutory rates                     $  815,000          $ 1,077,500          $  788,000
Effect of:
  Permanent differences                             1,300               12,600              22,000
  Over/under accruals                             (64,200)              54,500             (25,000)
  State income taxes, net of federal
   benefits                                       104,100               98,600              64,000
  State investment tax credits, net of
   federal benefit                                (58,200)             (15,000)            (19,000)
  Change in valuation allowance                   (96,000)             (26,000)                  -
  Assessments for prior years and other           198,000               50,000              28,000
                                               ----------          -----------          ----------

      Total                                    $  900,000          $ 1,252,200          $  858,000
                                               ==========          ===========          ==========

At January 31, 1998, the Company has available for state income tax purposes unused investment tax credits of approximately $350,000 expiring through the year 2008.

The net current and non-current components of deferred income taxes recognized in the balance sheet are as follows:

                                          JANUARY 31,
                                              1998                      1997
                                          -----------                 ----------

      Net current assets                   $310,400                   $291,200
      Net non-current assets                354,800                    247,400
                                           --------                   --------

                                           $665,200                   $538,600
                                           ========                   ========

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE 8.  INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are as follows:

                                                       JANUARY 31,
                                               -------------------------------
                                                    1998              1997
                                               -----------        ------------

Deferred tax assets:
 Accounts receivable allowances               $    50,800         $    67,200
 Inventory - uniform capitalization                58,800              58,800
 Vacation pay accrual                              83,000              89,000
 Deferred rent                                     60,900              59,200
 Stock option compensation                         41,200              41,200
 Deferred compensation and post-retirement
  medical benefits                                572,500             558,200
 Investment tax credit carryforwards              350,000             345,000
                                              -----------         -----------
                                                1,217,200           1,218,600
 Valuation allowance                              (17,000)           (113,000)
                                              -----------         -----------
                                                1,200,200           1,105,600
Deferred tax liability:
 Depreciation                                     535,000             567,000
                                              -----------         -----------

Net deferred tax asset                        $   665,200         $   538,600
                                              ===========         ===========


NOTE 9.  REPURCHASE AND RETIREMENT OF COMMON STOCK AND STOCK OPTIONS

During the year ended January 31, 1998, the Company in private transactions, repurchased and retired 397,508 shares of its common stock for a purchase price of $2,034,455. In addition, the Company repurchased options to purchase 17,755 shares of its common stock (exercisable at a price of $.69 per share) for a purchase price of $76,228. The purchase price of the stock and options represented a 17% discount from market prices at the time of purchase.

The aggregate purchase price of $2,110,683 was partially financed by bank borrowings of $1,912,000 against the Company's credit agreement (See Note 6).


NOTE 10.  NOTE RECEIVABLE - STOCK PURCHASE

In 1990, pursuant to an agreement (the "Officer Stock Purchase Agreement") between the Company and an officer of the Company, such officer purchased common stock in exchange for cash and a note payable (the "Stock Purchase Note") bearing interest at 8.66% per annum. In accordance with the Officer Stock Purchase Agreement, since the officer has fulfilled the terms of his employment contract, the seven annual installments required by the Stock Purchase Note have been forgiven annually by the Company as additional compensation to the officer. At January 31, 1998, the Stock Purchase Note receivable balance was $-0-.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 11.  MINORITY INTEREST

In January 1995, Uniflex acquired an 80% interest in Southwest for $600,000 in cash. Additionally, a minority member purchased a 20% interest in Southwest for $27,500 in cash, and equipment having a fair value of $165,000.

Under the terms of the operating agreement of Southwest, all losses are allocated to Uniflex until Southwest has net income for two consecutive fiscal quarters. All net income reported by Southwest will then be allocated to Uniflex until the cumulative net income allocated to Uniflex equals the cumulative net losses previously allocated to Uniflex. Afterwards, net income and losses will be allocated 45% to Uniflex and 55% to the minority member. The minority member is required to contribute 60% of its allocated net income to Southwest, receiving an additional 1% ownership for each $7,500 it contributes. When the minority member's ownership interest reaches 49%, net income and losses will be allocated in relation to the members' ownership interest in Southwest. Uniflex has reached an agreement to purchase the minority interest in Southwest (Note
18).

In March 1996, Uniflex acquired an 80% interest in Southeast. Uniflex provided an initial capital contribution of $50,000 along with additional advances of approximately $330,000 through January 31, 1998. Intangible assets valued at $70,000 were used by a minority member to purchase a 20% interest in Southeast. Southeast ceased operations in July 1997 and is presently inactive.

NOTE 12.  STOCK OPTIONS

The Company adopted the 1993 Stock Option Plan (the "Plan"), which provides for the granting of options to purchase up to 360,000 shares of the Company's common stock to employees of the Company. The exercise price for non-qualified options can be no less than 75% of the fair market value of the Company's common stock at the date of grant. The exercise price for incentive stock options can be no less than the fair market value of the Company's common stock at the date of grant with the exception of an employee who, prior to the granting of the option, owns stock representing more than 10% of the voting rights for which the exercise price can be no less than 110% of the fair market value of the Company's common stock at the date of grant. The Plan is administered by the Stock Option Committee (the "Committee") of the Board of Directors. The Committee determines when the options are exercisable and the term of the option, up to ten years. To date, options to purchase 195,500 shares have been granted under the Plan at prices ranging from $1.42 to $9.75. During the year ended January 31, 1998, options to purchase 29,000 shares were granted.

The Company has granted a third party options to purchase 180,000 shares of the Company's common stock at a price of $1.08 per share. The options are exercisable with respect to a maximum of 36,000 shares per year for five years, commencing on September 1, 1992. Each option expires five years from the commencement date with the last option expiring on August 31, 2000. To date, options to purchase 120,000 shares have been exercised.

Pursuant to separate stock option agreements, the Company has granted to eighteen officers and directors options to purchase a total of 1,122,000 shares of the Company's common stock at prices ranging from $.33 to $.92 per share. Such options expire at various dates through December 31, 2000. Options to purchase 126,000 shares remain unexercised at January 31, 1998.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 12.  STOCK OPTIONS (CONTINUED)

The following table provides information regarding stock option activity for the years ended January 31, 1998, 1997 and 1996:

                                                                  EXERCISE PRICE PER SHARE
                                                                  ------------------------
                                    NUMBER OF SHARES          RANGE              WEIGHTED AVERAGE
                                    ----------------          -----              ----------------

Balance January 31, 1995
 (1,239,000 exercisable)             1,370,400              .33 - 3.92                     .67
Granted                                  4,800             3.92 - 4.83                    4.26
Exercised                             (636,000)             .33 -  .50                     .42
Forfeited                               (2,700)                    .50                     .50
                                   -----------

Balance January 31, 1996
 (617,700 exercisable)                 736,500              .38 - 3.58                     .90
Granted                                 46,500             5.50 - 7.33                    6.10
Exercised                             (287,195)             .54 - 5.38                     .82
                                   -----------

Balance January 31, 1997
 (456,505 exercisable)                 495,805              .38 - 7.33                    1.43
                                   -----------

Granted                                 29,000             6.25 - 9.75                    7.89
Exercised                              191,755              .38 - 2.34                     .45
                                   -----------

Balance January 31, 1998
 (300,550 exercisable)                 333,050              .69 - 9.75                    2.51
                                   ===========

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for
Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. As permitted by SFAS 123, the Company has elected to continue to measure cost for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees." The effect of determining compensation cost for stock options granted for the years ended January 31, 1998, 1997 and 1996, based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123 would not have been material to the financial statements. This effect may not be representative of the pro forma effect on net income to future years because it does not take into consideration pro forma compensation expense related to grants made prior to February 1, 1995.

The status of all options outstanding at January 31, 1998 is summarized as follows:

RANGE OF                             WEIGHTED AVERAGE YEARS     WEIGHTED AVERAGE
EXERCISE PRICES       SHARES      REMAINING CONTRACTUAL LIFE      EXERCISE PRICE
---------------       ------      --------------------------    ----------------

$.69 to $.92          126,000               1.8                    $   .70
 1.09 to  1.88         99,000               2.9                       1.33
 3.00 - 4.83           32,550               1.1                       3.23
 5.50 to  9.75         75,500               5.5                       6.79
                      -------              ----                    -------

      Total           333,050               2.9                    $  2.51
                      =======              ====                    =======

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 13.  PROFIT SHARING PLAN

The Company maintains a profit sharing plan which covers all full-time, non-union employees. Contributions to the plan are made at the discretion of the Board of Directors, but may not exceed 15% of participants' compensation. Amounts charged to operations were $200,000, for the years ended January 31, 1998, 1997 and 1996, respectively.

NOTE 14. DEFERRED COMPENSATION AND POSTRETIREMENT MEDICAL BENEFITS

DEFERRED COMPENSATION

On August 31, 1990, the Company entered into deferred compensation agreements (the "Deferred Compensation Agreements") with three key employees (the "Employees") who retired on various dates through December 31, 1994. The Agreements provide for annual payments of $100,000 to each Employee for life and $75,000 annually to their beneficiary or estate for three years after death, with payments to commence seven years after retirement. Each Employee simultaneously entered into seven year consulting and noncompetition agreements which commenced upon retirement and which pays the Employees annual payments of $75,000 in consideration of the noncompetition agreement and $25,000 in consideration of the consulting agreement. In the event of the death of any of the Employees after retirement but prior to the commencement of the Deferred Compensation Agreement, the Company's obligation to make future payments under these agreements will terminate.

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

The total deferred compensation charged to operations was $-0- for each of the years ended January 31, 1998, 1997 and 1996, respectively. Related interest expense charged to operations for the years ended January 31, 1998, 1997 and 1996 approximated $141,000, $124,000 and $110,000, respectively.

Deferred compensation payable at January 31, 1998 and 1997 was $1,248,483 and $1,206,978, respectively.

POSTRETIREMENT MEDICAL BENEFITS

In addition, the Deferred Compensation Agreements require the Company to pay a portion of each Employee's health insurance premiums from the date of retirement to death. Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pension" which requires the Company to recognize the cost of providing postretirement benefits over the Employees' service periods.

The net periodic postretirement benefit cost was $-0- for each of the years ended January 31, 1998, 1997 and 1996, respectively. Related interest expense charged to operations for the years ended January 31, 1998, 1997 and 1996 approximated $9,000, $9,000 and $10,000, respectively.

The recorded liabilities for these postretirement benefits, none of which have been funded amounted to $114,769 and $122,259 at January 31, 1998 and 1997, respectively. All participants were retired at January 31, 1998 and 1997, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 14. DEFERRED COMPENSATION AND POSTRETIREMENT MEDICAL BENEFITS (CONTINUED)

POSTRETIREMENT MEDICAL BENEFITS (CONTINUED)

The weighted average discount rate used in determining the liability was 7.5%. There is no annual increase in health costs since the participants will be responsible for any additional payments.

NOTE 15.  SUPPLEMENTARY CASH FLOW INFORMATION

CASH TRANSACTIONS

Cash paid and received:

                                      FOR THE YEARS ENDED JANUARY 31,
                                ----------------------------------------------
                                  1998              1997               1996
                                ---------         ---------          ---------

Interest                        $ 274,041          $165,121          $ 327,049
                                =========          ========          =========

Income taxes paid               $ 528,923          $650,000          $ 934,000
                                =========          ========          =========

Income tax refunds received     $  23,653          $435,000          $      -
                                =========          ========          =========

NON-CASH TRANSACTIONS

YEAR ENDED JANUARY 31, 1998

The Company purchased substantially all of the assets and assumed certain liabilities of Merrick. Net assets acquired amounted to approximately
$2,370,000. Of the purchase price of $2,370,000, $780,000 was paid at closing and acquisition debt of $1,590,000 was recorded.

YEAR ENDED JANUARY 31, 1997

The Company incurred capital lease obligations of $94,629 in connection with the acquisition of certain equipment.

Intangible assets valued at $70,000 were recorded as a contribution to capital from minority members.

YEAR ENDED JANUARY 31, 1996

During the year, the Company incurred $195,816 of capital lease obligations in connection with the acquisition of certain equipment.

In March 1995, a minority member of Southwest contributed equipment with a fair market value of $165,000 as capital.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE 16.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS


The Company has the following lease commitments:


PREMISES                    EXPIRATION DATE  BASE RENTAL AND EXPENSES
--------                    ---------------  ------------------------

Plant, Westbury, NY         April 30, 2003  Graduated from $91,000 and
                                            $205,000 per annum plus
                                            real estate taxes

Plant, Albuquerque, NM      July 31, 2003   $37,500 per annum through July 1998,
                                            $49,000 per annum thereafter, plus
                                            real estate taxes

Future minimum lease payments are as follows:


      YEARS ENDING JANUARY 31,

          1999                             $  219,500
          2000                                236,600
          2001                                242,800
          2002                                247,800
          2003                                252,800
          Thereafter                           71,700
                                           ----------

                                           $1,271,200
                                           ==========

Base rent and other occupancy costs charged to operations for the years ended January 31, 1998, 1997 and 1996 amounted to approximately $415,000, $418,000 and $389,000, respectively, including real estate taxes of $115,000, $194,000 and $185,000, respectively.

CAPITAL LEASES

The Company leases certain equipment under capital leases expiring through January 2002. Interest is imputed at rates ranging from 9% to 10%.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments under capital leases as of January 31, 1998 for each of the next five years and in the aggregate are as follows:


      YEARS ENDING JANUARY 31,

          1999                                           $  64,511
          2000                                              63,199
          2001                                              37,808
          2002                                              24,295
          2003                                               2,025
                                                          --------

Total minimum lease payments                               191,838

Less amounts representing interest                          28,442

Present value of net minimum lease payment (Note 6)      $ 163,396
                                                         =========

LEGAL MATTERS

The Company is party to litigation arising in the ordinary course of business. Management does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its consolidated financial position or results of operations.


NOTE 17.  SUBSEQUENT EVENT - MORTGAGE REFINANCING

On February 4, 1998, the Company closed on a mortgage loan (the "Mortgage Loan") which replaced the Company's existing mortgage. Proceeds from the Mortgage Loan were $2,040,000, of which $1,335,842 was used to pay off the then existing mortgage. The Mortgage Loan is secured by a first mortgage lien on the Company's property at 383 West John Street, Hicksville, New York, and is guaranteed by the Company's subsidiaries. The Mortgage Loan is payable in monthly installments of $11,334 per month commencing March 4, 1998. Interest is fixed at 7.56% per annum until February 4, 2008 at which time the rate becomes adjustable at the Company's option to one of the following rates:

            1) Variable at the lenders prime rate 2) Fixed at the lenders fixed rate 3) Variable at LIBOR plus 1.75%

The Mortgage Loan agreement contains various covenants and restrictions relating to net worth, financial ratios and rentals of the mortgaged property.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE 18.  SUBSEQUENT EVENT - PURCHASE OF MINORITY MEMBER'S INTEREST

On March 11, 1998, the Company announced an agreement to purchase the minority interest in Southwest. Upon consummation of the agreement, Uniflex will pay $793,750 to acquire the minority interest effective February 1, 1998. The purchase price is payable as follows:


Cash at closing                                        $100,000

Notes payable in 48 monthly installments
 of $8,333, plus interest at 7% per annum
 commencing April 1, 1998                               400,000

Issuance of 50,000 shares of common stock               293,750
                                                        -------

                                                       $793,750
                                                       ========

As part of the agreement, the seller may not sell, assign or transfer the common stock until February 1, 2001.

The minority interest acquired consists of net assets with a book value of $290,888. The excess of purchase price over assets acquired of $502,862 will be assigned to goodwill and amortized over 40 years.

                         UNIFLEX, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

DESCRIPTION

     Allowance for doubtful accounts




                                BALANCE AT
                                BEGINNING       CHARGED TO
                                OF YEAR         TO EXPENSES     DEDUCTIONS (1)
                                -------         -----------     --------------


January 31, 1998              $ 160,061         $ 44,081          $ 82,776
                              =========         ========          ========


January 31, 1997              $ 174,500         $ 61,178          $ 75,617
                              =========         ========          ========


January 31, 1996              $ 184,327         $ 75,284          $ 85,111
                              =========         ========          ========



(1) Write-off of uncollectible accounts.