Form 10-Q
period 1998-04-30
UNIFLEX INC
filed 1998-06-12
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998


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

Yes  /X/  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,177,810 shares of the Company's common stock - $.10 par value - as of May 20, 1998.

                                  UNIFLEX, INC.


                                      INDEX


                                                                        Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial statements


      Consolidated condensed balance sheets -
         April 30, 1998 (unaudited) and January 31, 1998                    1

      Consolidated condensed statements of income (unaudited) -
         For the three months ended April 30, 1998 and 1997                 2

      Consolidated condensed statements of changes in stockholders' equity
         (unaudited) for the three months ended April 30, 1998 and 1997     3

      Consolidated condensed statements of cash flows (unaudited)
         for the three months ended April 30, 1998 and 1997                 4

      Notes to consolidated condensed financial statements (unaudited)  5 - 6


   Item 2.  Management's discussion and analysis of financial
            condition and results of operations                         7 - 8


PART II. OTHER INFORMATION


   Item 6.  Exhibits and reports on Form 8-K                                9


SIGNATURES                                                                 10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                April 30,                  January 31,
ASSETS                                                            1998                        1998
                                                                  ----                        ----
                                                               (unaudited)
Current Assets
   Cash and cash equivalents                                         $1,634,406                  $1,676,749
   Accounts receivable                                                4,682,398                   4,577,324
   Inventories                                                        4,370,794                   4,555,298
   Prepaid income taxes                                                  13,900                     128,509
   Prepaid expenses and other current assets                            701,835                     653,978
   Deferred tax asset                                                   280,200                     310,400
                                                                    -----------                 -----------
      Total Current Assets                                           11,683,533                  11,902,258

Property and Equipment                                                7,081,898                   7,028,692
Intangible Assets                                                     2,907,097                   2,328,079
Other Assets                                                            971,831                     925,681
                                                                    -----------                 -----------

      Total Assets                                                  $22,644,359                 $22,184,710
                                                                    ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                              $1,662,000                  $1,023,000
   Accounts payable                                                   1,534,580                   1,576,683
   Accrued liabilities                                                1,290,912                     998,238
                                                                     ----------                 -----------
      Total Current Liabilities                                       4,487,492                   3,597,921

Long-Term Debt                                                        2,940,816                   3,955,593
Deferred Compensation and Postretirement Medical Benefits             1,400,984                   1,363,252
Deferred Rent                                                           145,000                     145,000
                                                                    -----------                 -----------
      Total Liabilities                                               8,974,292                   9,061,766
                                                                    -----------                 -----------

Minority Interest                                                             -                     290,888
                                                                    -----------                 -----------

Stockholders' Equity
   Common stock - par value $.10 per share
   10,000,000 shares authorized, 4,131,160 shares
   issued and outstanding                                               413,116                     406,616
   Additional paid-in capital                                         1,186,975                     847,175
   Retained earnings                                                 12,069,976                  11,578,265
                                                                     ----------                  ----------

      Total Stockholders' Equity                                     13,670,067                  12,832,056
                                                                     ----------                  ----------

      Total Liabilities and Stockholders' Equity                    $22,644,359                 $22,184,710
                                                                    ===========                 ===========

The consolidated condensed balance sheet at January 31, 1998 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                April 30,
                                                                         ---------------------------------------------------

                                                                                    1998                          1997
                                                                                    ----                          ----

Net sales                                                                        $9,754,877                   $9,257,334

Cost of sales                                                                     6,098,392                    5,924,676
                                                                                -----------                  -----------

Gross profit                                                                      3,656,485                    3,332,658
                                                                                -----------                  -----------

Shipping and selling expenses                                                     1,857,176                    1,791,161

General and administrative expenses                                                 868,355                      917,115
                                                                                 ----------                   ----------

                                                                                  2,725,531                    2,708,276
                                                                                -----------                  -----------

Income before other expenses                                                        930,954                      624,382
                                                                                -----------                  -----------

Interest expense - net                                                              124,243                      113,964
                                                                                -----------                  -----------

Income before provision for income taxes                                            806,711                      510,418
                                                                                -----------                  -----------

Provision for income taxes:

   Current                                                                          321,100                      313,700

   Deferred                                                                         (6,100)                    (108,600)
                                                                                ----------                  -----------

                                                                                    315,000                      205,100
                                                                                 ----------                 ------------

Net income                                                                       $  491,711                  $   305,318
                                                                                 ==========                  ===========

Basic net income per share                                                       $      .12                  $       .07
                                                                                 ==========                  ===========

Diluted net income per share                                                     $      .12                  $       .07
                                                                                 ==========                  ===========

Average shares outstanding                                                        4,116,329                    4,292,641

Dilutive effect of stock options                                                    109,356                      241,887
                                                                                -----------                  -----------

Average shares outstanding assuming dilutive effect of
   stock options                                                                  4,225,685                    4,534,528
                                                                                ===========                  ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)


                                              Common Stock             Additional
                                        -----------------------         Paid-In         Retained      Note Receivable
                                          Shares        Amount          Capital         Earnings      Stock Purchase       Total
                                          ------        ------          -------         --------      --------------       -----

Balance at February 1, 1997             4,289,668      $428,966       $2,448,379      $10,096,340       $(27,428)      $12,946,257

Exercise of stock options                   7,800           780            3,484               --              --            4,264

Tax benefit from exercise of stock
 options                                       --            --           21,000               --              --           21,000

Shares repurchased and retired             (3,600)         (360)         (23,490)               --              --         (23,850)

Amortization of note receivable                --            --               --               --           7,125            7,125

Net income                                     --            --               --          305,318              --          305,318
                                       ----------      --------       ----------      -----------      ----------      -----------

Balance at April 30, 1997               4,293,868      $429,386       $2,449,373      $10,401,658       $(20,303)      $13,260,114
                                       ==========      ========       ==========      ===========       ========       ===========

Balance at February 1, 1998             4,066,160      $406,616         $847,175      $11,578,265        $     --      $12,832,056

Exercise of stock options                  15,000         1,500           19,800               --              --           21,300

Tax benefit from exercise of stock
 options                                       --            --           25,000               --              --           25,000

Shares issued - acquisition                50,000         5,000          295,000               --              --          300,000

Net income                                     --             -               --          491,711              --          491,711
                                         --------      --------         --------        ---------        --------       ----------

Balance at April 30, 1998               4,131,160      $413,116       $1,186,975      $12,069,976       $      --      $13,670,067
                                        =========      ========       ==========      ===========       =========      ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH


                                                                                              Three Months Ended
                                                                                                   April 30,
                                                                              ----------------------------------------------
                                                                                       1998                       1997
                                                                                       ----                       ----

Net cash provided by operating activities                                              $1,166,089                    $318,846
                                                                                       ----------                    --------

Cash flows from investing activities:

   Purchase of property and equipment                                                   (251,206)                   (302,706)

   Purchase of intangible assets                                                         (26,250)                    (26,276)

   Acquisition of net assets of Merrick Packaging Specialists, Inc. -
      (net of cash acquired)                                                                    -                   (664,949)
                                                                                        ---------                   --------

      Net cash used in investing activities                                             (277,456)                   (993,931)
                                                                                        --------                    --------

Cash flows from financing activities:

   Proceeds from long-term debt                                                         2,040,000                           --

   Distribution to minority interest                                                     (76,499)                           --

   Proceeds from exercise of stock options                                                 21,300                       4,264

   Payment for retirement of common stock                                                      --                    (23,850)

   Payment of long-term debt                                                          (2,915,777)                    (40,820)
                                                                                      ----------                     -------

      Net cash used in financing activities                                             (930,976)                    (60,406)
                                                                                        --------                     -------

Net decrease in cash                                                                     (42,343)                   (735,491)

Cash - beginning of period                                                              1,676,749                   2,114,923
                                                                                        ---------                   ---------

Cash - end of period                                                                   $1,634,406                  $1,379,432
                                                                                       ==========                  ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

In the opinion of the management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1998 and the results of operations and cash flows for the three months ended April 30, 1998 and 1997, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2.  INVENTORIES:

A summary of inventory follows:


                                              April 30,        January 31,
                                                1998              1998
                                            ------------       -----------


                                             (Unaudited)

Raw materials and supplies                    $1,972,419        $2,928,334

Work in process                                  266,552           133,008

Finished products                              2,131,823         1,493,956
                                               ---------         ---------

                                              $4,370,794        $4,555,298
                                              ==========        ==========


NOTE 3.  PURCHASE OF MINORITY MEMBER'S INTEREST:

On March 11, 1998, Uniflex, Inc. ("Uniflex") announced an agreement to purchase the minority interest in Uniflex Southwest, L.L.C. Upon consummation of the agreement, Uniflex will pay $800,000 to acquire the minority interest effective February 1, 1998. The purchase price is payable as follows:


Cash at closing                                                  $100,000

Notes payable in 48 monthly installments of $8,333, plus
   interest at 7% per annum commencing April 1, 1998              400,000

Issuance of 50,000 shares of common stock                         300,000
                                                                 --------

                                                                 $800,000
                                                                 ========

As part of the agreement, the seller may not sell, assign or transfer the common stock until February 1, 2001 without the consent of the Company.

The minority interest acquired consists of net assets with a book value of $214,389. The excess of purchase price over assets acquired of $585,611 has been assigned to goodwill and will be amortized over 40 years.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  PURCHASE OF MINORITY MEMBER'S INTEREST (CONTINUED):

Interest expense charged to operations was $7,000 for the three months ended April 30, 1998.


NOTE 4.  MORTGAGE REFINANCING:

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


NOTE 5.  EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a significant impact to its reported results.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:


NET SALES:

   Net sales for the quarter ended April 30, 1998, as compared to the quarter ended April 30, 1997, increased $498,000, or 5.4%, to $9,755,000 from,
$9,257,000. The increase in net sales was due to the increase in sales of paper and paper laminate products and an increase in the sale of tamper evident security bags.

   Net sales for the quarter ended April 30, 1998, as compared to the quarter ended January 31, 1998, increased $1,026,000, or 11.8%, to $9,755,000 from
$8,729,000. The increase in net sales was attributable to the increase in sales of paper and paper laminate products and an increase in the sale of tamper evident security bags.

COST OF SALES AND EXPENSES:

   Cost of sales for the quarter ended April 30, 1998, as compared to the quarter ended April 30, 1997, increased $173,000, or 2.9%, to $6,098,000 from $5,925,000. As a percentage of net sales, cost of sales decreased to 62.5% for the quarter ended April 30, 1998, from 64.0% for the quarter ended April 30, 1997. As a result of such decrease, gross profit increased to $3,657,000, or 37.5%, for the quarter ended April 30, 1998 from $3,332,000, or 36.0%, for the quarter ended April 30, 1997. The decrease in the cost of sales was primarily attributable to stabilization of raw material costs and continued manufacturing efficiencies.

   Cost of sales for the quarter ended April 30, 1998, as compared to the quarter ended January 31, 1998, increased $219,000, or 3.7%, to $6,098,000 from $5,879,000. As a percentage of net sales, cost of sales decreased to 62.5% for the quarter ended April 30, 1998 from 67.4% for the quarter ended January 31, 1998. As a result of such decrease, gross profit increased to $3,657,000, or 37.5%. for the quarter ended April 30, 1998 from $2,850,000, or 32.6%, for the quarter ended January 31, 1998. This decrease in the cost of sales was primarily attributable to stabilization of raw material costs.

   Shipping and selling and general and administrative expenses for the quarter ended April 30, 1998, as compared to the quarter ended April 30, 1997, increased $17,000, or 0.6%, from $2,708,000 to $2,725,000. This increase was primarily attributable to increased net sales.

   Shipping and selling and general and administrative expenses for the quarter ended April 30, 1998, as compared to the quarter ended January 31, 1998, increased $316,000, or 13.1%, from $2,409,000 to $2,725,000. This increase was primarily attributable to increased net sales.

INTEREST EXPENSE:

   Interest expenses for the quarter ended April 30, 1998, as compared to the quarter ended April 30, 1997, increased $11,000, or 9.6%, to $125,000 from $114,000. Interest expenses for the quarter ended April 30, 1998, as compared to the quarter ended January 31, 1998, increased $17,000, or 15.7%, from $108,000 to $125,000. These increases were attributable to increased borrowings resulting from the acquisition of certain assets of Merrick Packaging Specialists Inc. Additional borrowings were needed to repurchase some of the outstanding shares of the Registrant's common stock.

WORKING CAPITAL AND LIQUIDITY:

   Working capital increased to $7,197,000 at April 30, 1998, from $7,078,000 at April 30, 1997, an increase of $119,000, or 1.7%, resulting in a working capital ratio of approximately 2.6 to 1. The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future.

   When used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the words "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements are subject to certain risks and uncertainties that could cause actual results to differ from those projected, including reduced sales and increases in raw materials and production costs. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

                           PART II - OTHER INFORMATION







Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



                (a)        Exhibits:
                             Exhibit 27; Financial Data Schedule



                (b)        Reports on Form 8-K:
                             The Registrant filed no reports on Form 8-K during the quarter ended April 30, 1998.

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




Date: 6/11/98