Form 10-Q
period 1998-07-31
UNIFLEX INC
filed 1998-09-14
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998


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



Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,178,260 shares of the Registrant's common stock - $.10 par value - were outstanding as of August 25, 1998

                                  UNIFLEX, INC.


                                      INDEX



                                                                        Page No.


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial statements


    Consolidated condensed balance sheets -
     July 31, 1998 (unaudited) and January 31, 1998                        1

    Consolidated condensed statements of income (unaudited) -
     For the six months ended July 31, 1998 and 1997                       2
     For the three months ended July 31, 1998 and 1997                     3

    Consolidated condensed statements of changes in stockholders' equity
     (unaudited) for the six months ended July 31, 1998 and 1997           4

    Consolidated condensed statements of cash flows (unaudited)
     for the six months ended July 31, 1998 and 1997                       5

    Notes to consolidated condensed financial statements (unaudited)   6 - 7


   Item 2.  Management's discussion and analysis of financial
             condition and results of operations                       8 - 9


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders            10

  Item 6.  Exhibits and reports on Form 8-K                               10


SIGNATURES                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                July 31,              January 31,
ASSETS                                                                           1998                    1998
                                                                                 ----                    ----
                                   (Unaudited)
Current Assets
  Cash and cash equivalents                                                   $ 1,096,412             $ 1,676,749
  Accounts receivable                                                           4,804,257               4,577,324
  Inventories                                                                   4,285,043               4,555,298
  Prepaid income taxes                                                            144,420                 128,509
  Prepaid expenses and other current assets                                       599,832                 653,978
  Deferred tax asset                                                              301,200                 310,400
                                                                              -----------             -----------
    Total Current Assets                                                       11,231,164              11,902,258

Property and Equipment                                                          7,037,277               7,028,692
Intangible Assets                                                               2,927,561               2,328,079
Other Assets                                                                      934,331                 925,681
                                                                              -----------             -----------

      Total Assets                                                            $22,130,333             $22,184,710
                                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                                        $   964,000             $ 1,023,000
  Accounts payable                                                              1,458,132               1,576,683
  Accrued liabilities                                                           1,086,136                 998,238
                                                                              -----------             -----------
      Total Current Liabilities                                                 3,508,268               3,597,921

Long-Term Debt                                                                  2,781,150               3,955,593
Deferred Compensation and Postretirement Medical Benefits                       1,437,079               1,363,252
Deferred rent                                                                     141,250                 145,000
                                                                              -----------             -----------
      Total Liabilities                                                         7,867,747               9,061,766
                                                                              -----------             -----------

Minority Interest                                                                    --                   290,888
                                                                              -----------             -----------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 4,178,260 shares
   issued and outstanding                                                         417,826                 406,616
  Additional paid-in capital                                                    1,350,034                 847,175
  Retained earnings                                                            12,494,726              11,578,265
                                                                              -----------             -----------

      Total Stockholders' Equity                                               14,262,586              12,832,056
                                                                              -----------             -----------

      Total Liabilities and Stockholders' Equity                              $22,130,333             $22,184,710
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

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                           Six  Months Ended
                                                                                             July 31,
                                                                                             --------
                                                                                1998                         1997
                                                                                ----                         ----
Net sales                                                                  $ 19,511,427                $ 18,742,897

Cost of sales                                                                12,428,762                  11,990,768
                                                                           ------------                ------------

Gross profit                                                                  7,082,665                   6,752,129
                                                                           ------------                ------------

Shipping and selling expenses                                                 3,599,575                   3,556,941
General and administrative expenses                                           1,801,014                   1,863,873
                                                                           ------------                ------------

                                                                              5,400,589                   5,420,814
                                                                           ------------                ------------

Income before other expenses                                                  1,682,076                   1,331,315
                                                                           ------------                ------------

Interest expense - net                                                          235,715                     207,044
Other expenses                                                                     --                        68,612
                                                                           ------------                ------------

                                                                                235,715                     275,656
                                                                           ------------                ------------

Income before provision for income taxes                                      1,446,361                   1,055,659
                                                                           ------------                ------------

Provision for income taxes:
  Current                                                                       519,500                     505,600
  Deferred                                                                       10,400                    (111,200)
                                                                           ------------                ------------

                                                                                529,900                     394,400
                                                                           ------------                ------------

Net income                                                                 $    916,461                $    661,259
                                                                           ============                ============

Basic net income per share                                                 $        .22                $        .16
                                                                           ============                ============

Diluted net income per share                                               $        .22                $        .15
                                                                           ============                ============

Average shares outstanding                                                    4,145,692                   4,265,046

Dilutive effect of stock options                                                 96,169                     230,017
                                                                           ------------                ------------

Average shares outstanding assuming
 dilutive effect of stock options                                             4,241,861                   4,495,063
                                                                           ============                ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          July 31,
                                                                                          --------
                                                                               1998                        1997
                                                                               ----                        ----
Net sales                                                                  $ 9,756,550                 $ 9,485,563

Cost of sales                                                                6,330,370                   6,066,092
                                                                           -----------                 -----------

Gross profit                                                                 3,426,180                   3,419,471
                                                                           -----------                 -----------

Shipping and selling expenses                                                1,742,399                   1,765,780
General and administrative expenses                                            932,659                     946,758
                                                                           -----------                 -----------

                                                                             2,675,058                   2,712,538
                                                                           -----------                 -----------

Income before other expenses                                                   751,122                     706,933
                                                                           -----------                 -----------

Interest expense - net                                                         111,472                      93,080
Other expenses                                                                    --                        68,612
                                                                           -----------                 -----------

                                                                               111,472                     161,692
                                                                           -----------                 -----------

Income before provision for income taxes                                       639,650                     545,241
                                                                           -----------                 -----------

Provision for income taxes:
  Current                                                                      198,400                     191,900
  Deferred                                                                      16,500                      (2,600)
                                                                           -----------                 -----------

                                                                               214,900                     189,300
                                                                           -----------                 -----------

Net income                                                                 $   424,750                 $   355,941
                                                                           ===========                 ===========

Basic net income per share                                                 $       .10                 $       .08
                                                                           ===========                 ===========

Diluted net income per share                                               $       .10                 $       .08
                                                                           ===========                 ===========

Average shares outstanding                                                   4,174,098                   4,238,351

Dilutive effect of stock options                                                84,316                     223,798
                                                                           -----------                 -----------

Average shares outstanding assuming
 dilutive effect of stock options                                            4,258,414                   4,462,149
                                                                           ===========                 ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (UNAUDITED)

                                                        Common Stock                           Additional      Note
                                                        ------------            Paid-In        Retained      Receivable
                                                  Shares          Amount        Capital        Earnings     Stock Purchase  Total
                                                  ------          ------        -------        --------     --------------  -----
Balance at February 1, 1997                     4,289,668    $    428,966    $  2,448,379    $ 10,096,340   $(27,428)  $ 12,946,257

Exercise of stock options                          38,455           3,846          14,479            --         --           18,325

Tax benefit from exercise of
  stock options                                      --              --            88,000            --         --           88,000

Members' capital contribution                    (401,259)        (40,126)     (1,960,030)           --         --       (2,000,156)

Amortization of note receivable                      --              --              --              --       14,250         14,250

Net income                                           --              --              --           661,259       --          661,259
                                             ------------    ------------    ------------    ------------   --------   ------------

Balance at July 31, 1997                        3,926,864    $    392,686    $    590,828    $ 10,757,599   $(13,178)  $ 11,727,935
                                             ============    ============    ============    ============   ========   ============


Balance at February 1, 1998                     4,066,160    $    406,616    $    847,175    $ 11,578,265   $-         $ 12,832,056

Exercise of stock options                          62,100           6,210         129,859            --         --          136,069

Tax benefit from exercise of
  stock options                                      --              --            78,000            --         --           78,000

Shares issued - acquisition                        50,000           5,000         295,000            --         --          300,000

Net income                                           --              --              --           916,461       --          916,461
                                             ------------    ------------    ------------    ------------   --------   ------------

Balance at July 31, 1998                        4,178,260    $    417,826    $  1,350,034    $ 12,494,726   $-         $ 14,262,586
                                             ============    ============    ============    ============   ========   ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH

                                                                                       Six Months Ended
                                                                                           July 31,
                                                                                           --------
                                                                              1998                         1997
                                                                              ----                         ----
Net cash provided by operating activities                                 $ 1,585,272                 $    41,588
                                                                          -----------                 -----------


Cash flows from investing activities:
  Purchase of property and equipment                                         (409,720)                   (552,939)
  Purchase of intangible assets                                               (82,016)                    (21,065)
  Acquisition of net assets of Merrick
   Packaging Specialists, Inc. - (net of
   cash acquired)                                                                --                      (664,949)
                                                                          -----------                 -----------

     Net cash used in investing activities                                   (491,736)                 (1,238,953)
                                                                          -----------                 -----------


Cash flows from financing activities:
  Proceeds from long-term debt                                              2,040,000                        --
  Payment of long-term debt                                                (3,773,443)                   (318,452)
  Proceeds from exercise of stock options                                     136,069                      18,325
  Distribution to minority interest                                           (76,499)                       --
  Proceeds from loan payable-bank                                                --                     1,812,000
  Payment for retirement of common stock                                         --                    (2,000,156)
                                                                          -----------                 -----------


    Net cash used in financing activities                                  (1,673,873)                   (488,283)
                                                                          -----------                 -----------


Net decrease in cash                                                         (580,337)                 (1,685,648)


Cash - beginning of period                                                  1,676,749                   2,114,923
                                                                          -----------                 -----------


Cash - end of period                                                      $ 1,096,412                 $   429,275
                                                                          ===========                 ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

In the opinion of the management of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Registrant as of July 31, 1998 and the results of operations and cash flows for the six months and three months ended July 31, 1998 and 1997, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1998.

The results of operations for the six months and three months ended July 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2.  INVENTORIES:

A summary of inventory follows:
                                                 July 31,        January 31,
                                                  1998             1998
                                                  ----             ----
                                               (Unaudited)
      Raw materials and supplies                $2,549,407      $2,928,334
      Work in process                              223,081         133,008
      Finished products                          1,512,555       1,493,956
                                                ----------      ----------

                                                $4,285,043      $4,555,298
                                                ==========      ==========


NOTE 3.  PURCHASE OF MINORITY MEMBER'S INTEREST:

On March 11, 1998, Uniflex, Inc. ("Uniflex") announced an agreement to purchase the minority interest in Uniflex Southwest, L.L.C. Under the agreement, consummated June 9, 1998, Uniflex will pay $800,000 to acquire the minority interest effective February 1, 1998. The purchase price is payable as follows:

     Cash at closing (paid June 10, 1998)                    $       100,000
     Notes payable in 48 monthly installments of
      $8,333, plus interest at 7% per annum commencing
      April 1, 1998                                                  400,000
     Issuance of 50,000 shares of common stock                       300,000

                                                             $       800,000

As part of the agreement, the seller may not sell, assign or transfer the common stock until February 1, 2001.

The minority interest acquired consists of net assets with a book value of $214,389. The excess of purchase price over assets acquired of $585,611 has been assigned to goodwill and is being amortized over 40 years.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  PURCHASE OF MINORITY MEMBER'S INTEREST (CONTINUED):

Interest expense charged to operations was $16,000 for the six months ended July 31, 1998.


NOTE 4.  MORTGAGE REFINANCING:

On February 4, 1998, the Registrant closed on a mortgage loan (the "Mortgage Loan") which replaced the Registrant's existing mortgage. Proceeds from the Mortgage Loan were $2,040,000, of which $1,335,842 was used to pay off the then existing mortgage. The Mortgage Loan is secured by a first mortgage lien on the Registrant's property at 383 West John Street, Hicksville, New York, and is guaranteed by the Registrant's subsidiaries. The Mortgage Loan is payable in monthly installments of $11,334 per month commencing March 4, 1998. Interest is fixed at 7.56% per annum until February 4, 2008 at which time the rate becomes adjustable at the Registrant's option to one of the following rates:

                 1) Variable at the lenders prime rate 2) Fixed at the lenders fixed rate 3) Variable at LIBOR plus 1.75%

The Mortgage Loan agreement contains various covenants and restrictions relating to net worth, financial ratios and rentals of the mortgaged property.

Interest expense charged to operations was $77,000 and $61,000 for the six months ended July 31, 1998 and 1997, respectively.


NOTE 5.  EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Registrant does not expect the adoption of SFAS No. 128 to have a significant impact on its reported results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS:

NET SALES:

Net sales for the quarter ended July 31, 1998, as compared to the quarter ended July 31, 1997, increased $271,000 or 2.9%, to $9,757,000 from $9,486,000. The increase in net sales was due to increased sales in the Registrant's Cycle Division, as well as in tamper-evident security bags, and paper and paper laminate products.

Net sales for the six months ended July 31, 1998, as compared to the six months ended July 31, 1997, increased $768,000 or 4.1% to $19,511,000 from $18,743,000.
The increase in net sales was due to increased sales of tamper-evident security bags, paper and paper laminate products and an increase in sales in the Registrant's Cycle Division.

Net sales for the quarter ended July 31, 1998, as compared to the immediately preceding quarter ended April 30, 1998 were comparable.

COST OF SALES AND EXPENSES:

Cost of sales for the quarter ended July 31, 1998, as compared to the quarter ended July 31, 1997, increased $264,000, or 4.4% to $6,330,000 from $6,066,000.
Cost of sales as a percentage of net sales for the quarter ended July 31, 1998, as compared to the same quarter in the prior year, increased to 64.9% from 63.9%. This increase was primarily attributable to a change in the Registrant's product mix.

Cost of sales for the six months ended July 31, 1998, as compared to the six months ended July 31, 1997, increased $438,000, or 3.7% to $12,429,000 from $11,991,000. Cost of sales as a percentage of net sales, for the six months ended July 31, 1998, as compared to the same period in the prior year, decreased to 63.7% from 64.0%. As a result, gross profit for the six months ended July 31, 1998 as compared to the six months ended July 31, 1997, increased to $7,083,000 from $6,752,000 or 36.3% from 36.0%. This decrease in cost of sales was primarily attributable to stabilization of prices for raw materials.

Shipping, selling, general and administrative expenses for the quarter ended July 31, 1998, as compared to the quarter ended July 31, 1997, decreased $37,000 or 1.4% from $2,712,000 to $2,675,000. Shipping, selling, general and administrative expenses for the six months ended July 31, 1998, as compared to the six months ended July 31, 1997, decreased $20,000 or .4% from $5,421,000 to $5,401,000. These decreases were primarily attributable to the Registrant's further integration of the Merrick Division into the Registrant's consolidated operations which has reduced certain expenses.

Interest expense for the quarter ended July 31, 1998, as compared to the quarter ended July 31, 1997, increased $18,000 or 19.8% to $111,000 from $93,000.
Interest expense for the six months ended July 31, 1998, compared to the six months ended July 31, 1997, increased $29,000 or 13.9% to $236,000 from $207,000.

These increases were attributable to additional outstanding borrowings related to repurchases of certain outstanding shares of the Registrant's common stock in July 1997.

NET INCOME:

Net income for the quarter ended July 31, 1998, was $425,000 or $.10 per diluted share, as compared to $356,000 or $.08 per diluted share, for the quarter ended July 31, 1997.

Net income for the six months ended July 31, 1998, was $916,000, or $.22 per diluted share, as compared to $661,000 or $.15 per diluted share. The increase in net income per share was primarily related to increased sales and reductions in operating expenses.

WORKING CAPITAL AND LIQUIDITY:

Working capital increased to $7,723,000 at July 31, 1998, from $7,197,000 at April 30, 1998, or 7.3%. Working capital increased to $7,723,000 at July 31, 1998, from $5,530,000 at July 31, 1997, or 39.7%. At July 31, 1998, the
Registrant had a working capital ratio of 3.2 to 1. The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future. The Registrant does not have any commitments for significant capital expenditures for the immediate future.

YEAR 2000 PROGRAM

Many computer systems experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. The Registrant's core internal systems that have been recently implemented are year 2000 compliant. The remaining core internal systems are scheduled to be replaced by the third quarter of 1999 and will be year 2000 compliant when installed. The Registrant is also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties. Based on its initial evaluation, the Registrant does not believe that the cost of remedial actions will have a material adverse effect on the Registrant's results of operations and financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

When used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the words "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements are subject to certain risks and uncertainties that could cause actual results to differ from those projected, including reduced sales and increase in raw materials and production costs. Although the Registrant believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

                           PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's Annual Meeting of Stockholders was held on June 23, 1998 (the "Annual Meeting").

(c) Election of Directors.

                    Number of Votes                     Number of Votes
                       Cast For                           Cast Against
                       --------                           ------------

Robert K. Semel       3,046,713                           1,500
Kurt Vetter           3,046,313                           1,600
Steven Wolosky        3,046,313                           1,500

The following  directors'  terms of office  continued  after the Annual Meeting:
Herbert Barry, Martin Brownstein, Warner J. Heuman and Erich Vetter.






Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



              (a)  Exhibits:
              Exhibit 27; Financial Data Schedule

              (b) Reports on Form 8-K: The Registrant filed no reports on Form 8-K during the quarter ended July 31, 1998.

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




Date:  September 11, 1998