Form 10-Q
period 1998-10-31
UNIFLEX INC
filed 1998-12-15
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998


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


Yes /X/   No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,178,860 shares of the Company's common stock - $.10 par value - were outstanding as of November 25, 1998.

                                  UNIFLEX, INC.

                                      INDEX

                                                                       Page No.

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial statements

  Consolidated condensed balance sheets -
  October 31, 1998 (unaudited) and January 31, 1998                         1

  Consolidated condensed statements of income (unaudited)-
  For the nine months ended  October 31, 1998 and 1997                      2
  For the three months  ended  October 31, 1998 and 1997                    3

  Consolidated condensed statements of changes in stockholders' equity
  (unaudited) for the nine months ended October 31, 1998 and 1997           4

  Consolidated condensed statements of cash flows (unaudited)
  for the nine months ended October 31, 1998 and 1997                       5

  Notes to consolidated condensed financial statements (unaudited)        6 - 8

 Item 2.  Management's discussion and analysis of financial
          condition and results of operations                             9 - 10

PART II. OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                11

SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                        October 31,        January 31,
ASSETS                                                     1998               1998
                                                           ----               ----
                                   (Unaudited)
Current Assets
  Cash and cash equivalents                            $     2,116,587    $     1,676,749
  Accounts receivable                                        4,874,791          4,577,324
  Inventories                                                4,155,012          4,555,298
  Prepaid income taxes                                          12,400            128,509
  Prepaid expenses and other current assets                    651,031            653,978
  Deferred tax asset                                           289,400            310,400
                                                       ---------------    ---------------
    Total Current Assets                                    12,099,221         11,902,258

Property and Equipment                                       7,327,277          7,028,692
Intangible Assets                                            2,914,216          2,328,079
Other Assets                                                   906,531            925,681
                                                       ---------------    ---------------
      Total Assets                                     $    23,247,245    $    22,184,710
                                                       ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                 $       964,000    $     1,023,000
  Accounts payable                                           1,632,225          1,576,683
  Accrued liabilities                                        1,458,100            998,238
                                                       ---------------    ---------------
      Total Current Liabilities                              4,054,325          3,597,921

Long-Term Debt                                               2,643,836          3,955,593
Deferred Compensation and Postretirement Medical Benefits    1,474,242          1,363,252
Deferred rent                                                  137,500            145,000
                                                       ---------------    ---------------
      Total Liabilities                                      8,309,903          9,061,766
                                                       ---------------    ---------------
Minority Interest                                               -                 290,888
                                                       ---------------    ---------------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 4,178,560 shares
   issued and outstanding                                      417,856            406,616
  Additional paid-in capital                                 1,351,454            847,175
  Retained earnings                                         13,168,032         11,578,265
                                                       ---------------    ---------------
      Total Stockholders' Equity                            14,937,342         12,832,056
                                                       ---------------    ---------------

      Total Liabilities and Stockholders' Equity       $    23,247,245    $    22,184,710
                                                       ===============    ===============

The consolidated condensed balance sheet at January 31, 1998 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                                 October 31,
                                                                 -----------
                                                           1998               1997
                                                           ----               ----

Net sales                                              $30,274,980        $29,269,865

Cost of sales                                           19,202,569         18,510,724
                                                       -----------        -----------
Gross profit                                            11,072,411         10,759,141
                                                       -----------        -----------

Shipping and selling expenses                            5,466,335          5,450,857
General and administrative expenses                      2,823,885          2,759,336
                                                       -----------        -----------
                                                         8,290,220          8,210,193
                                                       -----------        -----------

Income before other expenses                             2,782,191          2,548,948
                                                       -----------        -----------

Interest expense - net                                     331,424            336,429
Other expenses                                               -                 73,612
                                                       -----------        -----------
                                                           331,424            410,041
                                                       -----------        -----------

Minority interest in income of consolidated subsidiary       -                (38,953)
                                                       -----------        -----------

Income before provision for income taxes                 2,450,767          2,099,954
                                                       -----------        -----------

Provision for income taxes:
  Current                                                  811,000            889,700
  Deferred                                                  50,000           (102,700)
                                                       -----------        -----------
                                                           861,000            787,000
                                                       -----------        -----------

Net income                                             $ 1,589,767        $ 1,312,954
                                                       ===========        ===========

Basic net income per share                             $       .38        $       .31
                                                       ===========        ===========

Diluted net income per share                           $       .38         $      .30
                                                       ===========        ===========

Average shares outstanding                               4,156,668          4,193,347

Dilutive effect of stock options                            87,434            184,902
                                                       -----------        -----------

Average shares outstanding assuming
 dilutive effect of stock options                        4,244,102          4,378,249
                                                       ===========        ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                October 31,
                                                                -----------
                                                           1998               1997
                                                           ----               ----

Net sales                                              $10,763,553        $10,526,968

Cost of sales                                            6,773,807          6,519,956
                                                       -----------        -----------

Gross profit                                             3,989,746          4,007,012
                                                       -----------        -----------

Shipping and selling expenses                            1,866,760          1,893,916
General and administrative expenses                      1,022,871            895,463
                                                       -----------        -----------

                                                         2,889,631          2,789,379
                                                       -----------        -----------

Income before other expe                                 1,100,115          1,217,633
                                                       -----------        -----------

Interest expense - net                                      95,709            129,385
Other expenses                                               -                  5,000
                                                       -----------        -----------

                                                            95,709            134,385
                                                       -----------        -----------

Minority interest in income of consolidated subsidiary       -                (38,953)
                                                       -----------        -----------

Income before provision for income taxes                 1,004,406          1,044,295
                                                       -----------        -----------

Provision for income taxes:
  Current                                                  291,500            384,100
  Deferred                                                  39,600              3,500
                                                       -----------        -----------
                                                           331,100            392,600
                                                       -----------        -----------

Net income                                             $   673,306        $   651,695
                                                       ===========        ===========

Basic net income per share                             $       .16        $       .16
                                                       ===========        ===========

Diluted net income per share                           $       .16        $       .16
                                                       ===========        ===========

Average shares outstanding                               4,178,263          4,052,285

Dilutive effect of stock options                            75,409            143,089
                                                       -----------        -----------

Average shares outstanding assuming
 dilutive effect of stock options                        4,253,672          4,195,374
                                                       ===========        ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                           UNIFLEX, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                     (UNAUDITED)


                                                                  ADDITIONAL
                                                COMMON STOCK        PAID-IN     RETAINED   NOTE RECEIVABLE
                                           SHARES        AMOUNT     CAPITAL     EARNINGS   STOCK PURCHASE  TOTAL

Balance at February 1, 1997                 4,289,668   $428,966   $ 2,448,37  $10,096,340    $(27,428)   $12,946,257

Exercise of stock options                     191,755     19,176       67,953         -           -            87,129

Tax benefit from exercise of stock options       -          -         400,000         -           -           400,000

Shares repurchased and retired               (415,263)   (41,526)  (2,069,157)        -           -        (2,110,683)

Amortization of note receivable                  -          -            -            -         21,375         21,375

Net income                                       -          -            -       1,312,954        -         1,312,954
                                          -----------   ---------  ----------   ----------   ---------     ----------

Balance at October 31, 1997                 4,066,160   $406,616   $  847,175  $11,409,294    $ (6,053)   $12,657,032
                                          ===========   =========  ==========   ==========   =========     ==========

Balance at February 1, 1998                 4,066,160    406,616   $  847,175  $11,578,265    $   -       $12,832,056

Exercise of stock options                      62,400      6,240      131,279         -           -           137,519

Tax benefit from exercise of stock options       -          -          78,000         -           -            78,000

Shares issued - acquisition                    50,000      5,000      295,000         -           -           300,000

Net income                                       -          -            -       1,589,767        -         1,589,767
                                          -----------   ---------  ----------   ----------   ---------     ----------
Balance at October 31, 1998                 4,178,560   $417,856   $1,351,45   $13,168,032    $   -       $14,937,342
                                          ===========   =========  ==========   ==========   =========     ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH


                                                            Nine Months Ended
                                                               October 31,
                                                               -----------

                                                           1998           1997
                                                           ----           ----


Net cash provided by operating activities              $ 3,269,146   $  803,251
                                                       -----------   ----------


Cash flows from investing activities:
  Purchase of property and equipment                      (915,369)    (757,473)
  Purchase of intangible assets                           (104,202)     (36,319)
  Acquisition of net assets of Merrick
   Packaging Specialists, Inc. - (net of
   cash acquired)                                             -        (664,949)
                                                       -----------   ----------

     Net cash used in investing activities              (1,019,571)  (1,458,741)
                                                       -----------   ----------


Cash flows from financing activities:
  Proceeds from long-term debt                           2,040,000    1,912,000
  Payment of long-term debt                             (3,910,757)    (961,262)
  Payment for retirement of common stock                      -      (2,110,683)
  Proceeds from issuance of common stock                   137,519       87,129
  Distribution to minority interest                        (76,499)        -
                                                       -----------   ----------

    Net cash used in financing activities               (1,809,737)  (1,072,816)
                                                       -----------   ----------

Net increase (decrease) in cash                            439,838   (1,728,306)


Cash and cash equivalents - beginning of period          1,676,749    2,114,923
                                                       -----------   ----------

Cash and cash equivalents - end of period              $ 2,116,587   $  386,617
                                                       ===========   ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

In the opinion of the management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 1998 and the results of operations and cash flows for the nine months and three months ended October 31, 1998 and 1997, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The results of operations for the nine months and three months ended October 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2.  INVENTORIES:

A summary of inventory follows:
                                             October 31,       January 31,
                                                1998             1998
                                                ----             ----
                                            (Unaudited)

     Raw materials and supplies             $2,341,528       $2,928,334
     Work in process                           152,878          133,008

     Finished products                       1,660,606        1,493,956
                                            ----------      -----------

                                            $4,155,012      $ 4,555,298
                                            ==========      ===========


NOTE 3.  PURCHASE OF MINORITY MEMBER'S INTEREST:

On March 11, 1998, the Company announced an agreement to purchase the minority interest in Uniflex Southwest, L.L.C. Under the agreement, consummated June 9, 1998, the Company paid $800,000 to acquire the minority interest effective February 1, 1998. The purchase price was payable as follows:

     Cash at closing (paid June 10, 1998)              $     100,000
     Notes payable in 48 monthly installments of
      $8,333, plus interest at 7% per annum commencing
      April 1, 1998                                          400,000
     Issuance of 50,000 shares of common stock               300,000
                                                       -------------

                                                       $     800,000
                                                       =============

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

Interest expense charged to operations was $22,400 for the nine months ended October 31, 1998.

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

Interest expense charged to operations was $115,000 and $91,000 for the nine months ended October 31, 1998 and 1997, respectively.

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

NOTE 6.  SUBSEQUENT EVENT:

On November 17, 1998, the Company announced that it had entered into a non-binding Letter of Intent with respect to the proposed acquisition of all of the outstanding shares of common stock and all the outstanding stock options of the Company by an acquisition entity to be formed by CMCO, Inc. ("CARL MARKS") and its affiliates ("NEWCO"). There can be no assurance that a definitive agreement will be entered into or that any such transaction will be consummated.

The transaction is subject to a number of conditions, including due diligence, the execution of a definitive agreement, the availability of financing arrangements and various regulatory and corporate approvals, including the approval of the shareholders of the Company. It is expected that the definitive agreement will be signed on or before February 15, 1999 and the transaction is anticipated to be consummated in the second quarter of 1999.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6.  SUBSEQUENT EVENT (CONTINUED):

The transaction would take the form of a statutory merger of the Company with NEWCO pursuant to which the holders of the Company's issued and outstanding common stock and stock options (exclusive of the shares of common stock exchanged or contributed as described below) would be entitled to receive an aggregate amount of approximately $33 million in cash or $7.57 per share of common stock and $4.90 per stock option based upon a weighted average exercise price of $2.67 per share. Prior to consummation of the merger, (i) CARL MARKS and its affiliates who presently own shares of common stock of the Company, shall be obligated to exchange or contribute all of their shares of common stock of the Company for equity capital of NEWCO, and (ii) certain officers, directors and affiliates of the Company shall exchange or contribute no less than 322,000 shares of common stock of the Company owned by them for equity capital of NEWCO.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS:

NET SALES:

Net sales for the quarter ended October 31, 1998, as compared to the quarter ended October 31, 1997, increased $237,000, or 2.3%, to $10,764,000 from
$10,527,000. The increase in net sales was due to increased sales in the Company's paper and paper laminate products.

Net sales for the nine months ended October 31, 1998, as compared to the nine months ended October 31, 1997, increased $1,005,000, or 3.4%, to $30,275,000 from $29,270,000. The increase in net sales was due to increased sales in the Company's paper and paper laminate products and increased sales in the Company's Cycle Plastics division.

Net sales for the quarter ended October 31, 1998 as compared to the immediately preceding quarter ended July 31, 1998, increased $1,007,000, or 10.3%, to $10,764,000 from $9,757,000.

The Company's backlog at October 31, 1998 was $5,853,000 compared to $4,975,000 at October 31, 1997, an increase of $878,000, or 17.7%.


COST OF SALES AND EXPENSES:

Cost of sales for the quarter ended October 31, 1998, as compared to the quarter ended October 31, 1997, increased $254,000, or 3.9%, to $6,774,000 from
$6,520,000.  Cost of sales as a  percentage  of net sales for the quarter  ended
October 31, 1998, as compared to the same quarter in the prior fiscal year, increased to 62.9% from 61.9%. This percentage increase was attributed to an increase in direct labor costs for the manufacture of the Company's products and a change in the Company's product mix.

Cost of sales for the nine months ended October 31, 1998, as compared to the nine months ended October 31, 1997, increased $692,000, or 3.7%, to $19,203,000 from $18,511,000. Cost of sales as a percentage of net sales for the nine months ended October 31, 1998, as compared to the same period in the prior fiscal year, increased to 63.4% from 63.2%. This percentage increase was not material.

Shipping, Selling, General and Administrative expenses for the quarter ended October 31, 1998, compared to the quarter ended October 31, 1997, increased, $101,000, or 3.6%, from $2,789,000 to $2,890,000. This increase was primarily attributable to the increase in net sales.

Shipping, Selling, General and Administrative expenses for the nine months ended October 31, 1998, as compared to the same period in the prior fiscal year, increased $80,000 or 1.0%, from $8,210,000 to $8,290,000. This increase was not material.


INTEREST EXPENSE:

Interest expense for the quarter ended October 31, 1998, as compared to the quarter ended October 31, 1997, decreased $34,000, or 26.0%, to $96,000 from $130,000. Interest expense for the nine months ended October 31, 1998, as compared to the nine months ended October 31, 1997, decreased $5,000, or 1.5%, to $331,000 from $336,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS:

NET INCOME:

Net income for the quarter ended October 31, 1998 was $673,000, or $.16 per share fully diluted, as compared to $652,000, or $.16 per share fully diluted, for the quarter ended October 31, 1997.

Net income for the nine months ended October 31, 1998 was $1,590,000, or $.38 per share fully diluted, as compared to $1,313,000, or $.30 per share fully diluted, for the nine months ended October 31, 1997.


WORKING CAPITAL AND LIQUIDITY:

Working capital increased 4.2% to $8,045,000 at October 31, 1998, from $7,723,000 at July 31, 1998. Working capital increased 3.5% to $8,045,000 from $7,772,000 at October 31, 1997. The Company believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital reserve requirements for the foreseeable future. The Company does not have any commitments for significant and unusual capital expenditures for the immediate future.

On November 17, 1998, the Company announced that it had entered into a non-binding Letter of Intent with respect to the proposed acquisition of all of the outstanding shares of common stock and all the outstanding stock options of the Company by an acquisition entity to be formed by CMCO, Inc. ("CARL MARKS") and its affiliates ("NEWCO"). There can be no assurance that a definitive agreement will be entered into or that any such transaction will be consummated.

The transaction is subject to a number of conditions, including due diligence, the execution of a definitive agreement, the availability of financing arrangements and various regulatory and corporate approvals, including the approval of the shareholders of the Company. It is expected that the definitive agreement will be signed on or before February 15, 1999 and the transaction is anticipated to be consummated in the second quarter of 1999.

The transaction would take the form of a statutory merger of the Company with NEWCO pursuant to which the holders of the Company's issued and outstanding common stock and stock options (exclusive of the shares of common stock exchanged or contributed as described below) would be entitled to receive an aggregate amount of approximately $33 million in cash or $7.57 per share of common stock and $4.90 per stock option based upon a weighted average exercise price of $2.67 per share. Prior to consummation of the merger, (i) CARL MARKS and its affiliates who presently own shares of common stock of the Company, shall be obligated to exchange or contribute all of their shares of common stock of the Company for equity capital of NEWCO, and (ii) certain officers, directors and affiliates of the Company shall exchange or contribute no less than 322,000 shares of common stock of the Company owned by them for equity capital of NEWCO.


YEAR 2000 PROGRAM:

Many computer systems experience difficulty processing dates beyond the Year 1999 and, as such, some computer hardware and software will need to be modified prior to the Year 2000 to remain functional. The Company's core internal systems that have been recently implemented are Year 2000 compliant. The remaining core internal systems are scheduled to be replaced by the third quarter of 1999 and will be Year 2000 compliant when installed.

The Company is also completing a preliminary assessment of Year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties. Based on its initial evaluation, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

                             PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



          (a)  Exhibits:
               Exhibit 27; Financial Data Schedule

          (b)  Reports on Form 8-K:
               The Company filed no reports on Form 8-K during the quarter ended October 31, 1998.

                                 S I G N A T U R E S





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.






                                       UNIFLEX, INC.
                                       (Registrant)




                                     /S/HERBERT BARRY
                                     -------------------------------------
                                     Herbert Barry (Chairman Of The Board)




                                     /S/ROBERT GUGLIOTTA
                                     ------------------------------------
                                     Robert Gugliotta (VP Finance)




Date: December 14, 1998