Form 10-K
period 1999-01-31
UNIFLEX INC
filed 1999-04-20
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K
(MARK ONE)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                     For the fiscal year ended  JANUARY 31, 1999
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________to _____________________

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

                                                           None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of April 14, 1999, the aggregate market value of the Registrant's outstanding voting Common Stock held by non-affiliates of the Registrant was approximately $15,981,742. For purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the Registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

         As of April 14, 1999, there were 4,300,352 shares outstanding of the Registrant's Common Stock, $.10 par value.

                                     PART I

Item 1.  BUSINESS

         (a) GENERAL DEVELOPMENT OF BUSINESS. Uniflex, Inc. (a Delaware corporation organized in 1973) is the successor by merger to the business and assets of Uniflex, Inc. (a New York corporation organized in 1963). Uniflex, Inc., its predecessor and subsidiaries are hereinafter collectively referred to as the Registrant or the Company. The Registrant designs, manufactures and markets a broad line of customized plastic packaging for sales and advertising promotions, clear bags for apparel and soft goods manufacturers and specialized, recyclable bags and other products for use in hospitals, medical laboratories and emergency care centers and has been so engaged for more than the past five years.

         On March 8, 1999, the Company announced that Uniflex and an acquisition entity ("NEWCO") formed by RFE Investment Partners have signed an Agreement and Plan of Merger and Recapitalization providing for the acquisition by NEWCO of all of the outstanding shares of common stock and all the outstanding stock options of Uniflex (exclusive of the shares of common stock to be retained as described below). However, there can be no assurance that the transaction will ultimately be consummated.

         The transaction is subject to certain conditions, including the successful completion of the necessary financing and obtaining the necessary regulatory and corporate approvals, including the approval of the shareholders of Uniflex. It is expected that the transaction will be consummated no later than July 30, 1999.

         The Merger Agreement provides for a statutory merger of Uniflex with NEWCO pursuant to which the holders of Uniflex's issued and outstanding common stock and stock options (exclusive of the shares of common stock to be retained as described below) will be entitled to receive $7.57 per share of common stock and an average of $4.09 per stock option for options the exercise price of which is less than $7.57 per share based upon 128,700 such options currently outstanding and a weighted average exercise price there of $3.48 per share. Upon consummation of the merger, (i) CMCO, Inc. and its affiliates that currently own 300,158 shares of common stock of Uniflex will retain all of their shares of common stock of Uniflex and (ii) certain officers, directors and employees of Uniflex will retain no less than 322,000 shares of common stock of Uniflex owned by them. The transaction is expected to be treated as a recapitalization for financial reporting purposes.

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

         In January 1995, the Registrant formed Uniflex Southwest L.L.C., a Delaware limited liability company ("Southwest"). Southwest produces and markets jumbo flexible loop handle bags, double drawstring bags and reclosable, resealable, Trac-Loc bags. These products are sold to retailers, cosmetic firms, food packing companies and medical/healthcare supply firms. The Registrant was the Manager of Southwest and owns 75% of its equity. In April 1995, Southwest commenced operations in Albuquerque, New Mexico. In February 1998, the Registrant purchased the minority equity holder's entire equity interest in Southwest for consideration consisting of 50,000 shares of the Registrant's Common Stock, $100,000 in cash and a $400,000 promissory note payable ratably in four years at 7% interest.

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


                                                                 Fiscal Years ended January 31,
                                                     --------------------------------------------------------

                                                             1999                1998                 1997
                                                             ----                ----                 ----
                                                                             $ in thousands

Plastic Specialty Bags (including handle,                  $18,682             $17,695              $17,404
   drawstring, cut-out and litter bags).............         47%                 47%                  50%

                  The Registrant distributes approximately 41% of its products to advertising specialty distributors as part of its bag advertising program. The Registrant distributes approximately 17% of its products, including Speci-Gard(TM) and other hospital related products, to hospital supply houses, laboratories, nursing homes and directly to certain hospitals. The Registrant also sells its products to various distributors for resale. Less than 14% of the Registrant's sales are directly with major retailers, chain stores, industrial concerns and other large end-users. The Registrant's products are sold through eighteen salespeople which include thirteen salespeople and five of the Registrant's officers. During the fiscal year ended January 31, 1999, the Registrant's sales staff accounted for approximately 98% of sales while approximately 2% of sales were made through manufacturers' representatives.

                  The Registrant's sales office, including its showroom, is located at its principal executive offices in Hicksville, New York (see Item 2 below). During the fiscal year ended January 31, 1999, the Registrant incurred advertising expenditures of approximately $459,000. The Registrant mails a complete catalogue of its merchandise, updated annually. For the year ended January 31, 1999, the Registrant mailed approximately 75,000 catalogues. This program develops substantial leads for the Registrant. In addition, the Registrant receives unsolicited inquiries, referrals and leads from existing customers, which are actively pursued by the Registrant's salespersons. The Registrant also displays its merchandise at various trade shows, such as premium shows and soft-goods shows. Additionally, the Registrant mails a catalogue designed specifically for hospital supply houses and hospitals to promote its Speci-Gard(TM) products and other hospital products.

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

                           (iv)  The  Registrant   has   registered   trademarks
protecting its logo and the names "Uniflex(TM)", "Texture-Flex(TM)", "Jet Pouch(TM)", "Tri-Flex(TM)", "Speci-Gard(TM)", "Hand-L-Bag(TM), Protex-Ray(TM), "Slip-Free(TM)", "Press and Close(TM)", "Special Air Tuff(TM)", "Uni-Box(TM)", "Micro- Tex(TM)", "Opti-Pouch(TM)", "UF(TM)", "Econovault(TM)", "Univault(TM)", "Ultravault(TM)", "Univault and Logo Design(TM)", "Bagvertising(TM)", "UF Line(TM)" and "The Bagvertising Company(TM)." The name "Uniflex(TM)" and the Uniflex logo trademark are also registered with the U.S. Patent and Trademark Office. The Registrant markets certain of its products utilizing its trademarks. The Registrant believes that the loss of one or more of its trademarks would not materially adversely affect its business.

                           (v) The  Registrant's  business  is not  affected  by
seasonal trends, however, approximately 50% to 55% of its sales are traditionally made during the second half of the fiscal year. This is due to slightly higher demand during the late summer and fall seasons. The Registrant expects that approximately 50% of sales at its Paper Division will be made during the second half of the fiscal year.

                           (vi) The Registrant's inventory consists primarily of
raw materials. The Registrant maintains sufficient material on hand to expedite orders and properly service its customers.

                           (vii)  The   Registrant   has   approximately   9,300
customers, none of which accounted for more than 10% of its sales during the fiscal year ended January 31, 1999.

                           (viii) As of January 31, 1999,  the  Registrant had a
$5,821,000 backlog of firm orders, all of which the Registrant expects to fill. As of January 31, 1998, the Registrant had a $4,934,000 backlog of firm orders, substantially all of which have been filled.

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

                  The Registrant, with the assistance of independent consultants, constantly monitors compliance with Federal, state and local environmental provisions. During fiscal 1999, the Registrant's expenditures on such compliance were insignificant and estimates that approximately $25,000 will be expended in the current fiscal year. The Registrant believes that such capital expenditures are not material to its operations.

                           (xiii)   The   Registrant   has   approximately   390
employees, including 14 salespersons and 11 officers. The Registrant's factory personnel are employed under contracts executed in February 1998 with Local 3485 of the United Food & Commercial Workers Union AFL- CIO, which contracts expire on January 31, 2001.

                  (d)   FINANCIAL   INFORMATION   ABOUT   FOREIGN  AND  DOMESTIC
OPERATIONS AND EXPORT SALES.

                        Not applicable.

Item 2.           PROPERTIES.

                  The Registrant owns a 44,255 square foot building at 383 West John Street, Hicksville, New York 11802, which serves as the Registrant's principal executive offices. The Registrant uses approximately 9,900 square feet at this property for executive offices, sales, accounting, computers and showroom space. Approximately 34,400 square feet is used as warehouse space. The property is encumbered by a mortgage in the principal amount outstanding at January 31, 1999 of $1,915,326.

                  The Registrant leases a building at 474 Grand Boulevard, Westbury, New York 11590, containing approximately 72,000 square feet of space, of which approximately 14,000 square feet are used for warehousing, approximately 42,000 square feet for manufacturing, approximately 10,000 square feet for shipping and receiving and approximately 6,000 square feet for executive and clerical offices. The expiration date of the Registrant's lease is April 30, 2003. During the fiscal year ended January 31, 1999, the Registrant expensed costs of approximately $165,000 for the base annual rental of said premises. In addition, the Registrant pays the cost of real estate taxes, insurance and other expenses of maintaining the building, which expenses amounted to approximately $235,000 during the fiscal year ended January 31, 1999.

                  The Registrant leases approximately 6,400 square feet of space in a building at 460 Grand Boulevard, Westbury, New York 11590, all of which is used solely for warehousing. The lease is month to month. During the fiscal year ended January 31, 1999, the Registrant expensed costs of approximately $40,000 for the base annual rent of said premises.

                  Southwest leases a building at 2512 Madison N.E., Albuquerque, New Mexico, containing approximately 22,000 square feet of space, of which approximately 700 square feet is for office space and the balance of approximately 21,300 square feet is for manufacturing. The expiration date of Southwest's lease is July 31, 2005. During the fiscal year ended January 31, 1999, the Registrant paid approximately $60,690 for the base rent, real estate taxes and insurance of said premises.

                  In connection with the acquisition of Merrick, as of February 1, 1997 the Registrant assumed Merrick's lease for a building at 70 Austin Boulevard, Commack, New York, containing approximately 18,000 square feet of warehouse space and 2,000 square feet of office space. The expiration date of the lease was July 31, 1998. The rent for the premises, inclusive of real estate taxes, was $7,627 per month until July 31, 1997 and $7,794 per month thereafter until the end of the term of the lease. The Registrant has surrendered the entire premises in consideration of a payment of $18,971.16.

Item 3.           LEGAL PROCEEDINGS.

                  From time to time, the Registrant may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Registrant is not a party to any material legal proceedings.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

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


                                                                    HIGH(1)         LOW(1)

Year Ended January 31, 2000:
              First Quarter (through April 14, 1999)..........      $7-1/8          $6-15/16

Year Ended January 31, 1999:
              First Quarter...................................      $6-7/16         $5-1/8
              Second Quarter..................................       6-1/8           5-1/8
              Third Quarter...................................       6-1/6           3-7/8
              Fourth Quarter..................................       6-5/8           5

Year Ended January 31, 1998:
              First Quarter...................................      $8-1/4          $6-1/2
              Second Quarter..................................       7               5-15/16
              Third Quarter...................................       7-1/2           5-7/8
              Fourth Quarter..................................       7               5

                  On April 14, 1999, the last reported sale price of the Registrant's Common Stock was $7 per share.

                  (b) Holders.

                  As of April 14, 1999, there were approximately 221 holders of record, and approximately 1,000 beneficial holders of the Common Stock.

                  (c)  Dividends.

                  The Registrant has not declared or paid any cash dividends on its Common Stock during the two most recent fiscal years. The Registrant declared a 50% stock dividend effective October 15, 1996 to holders of record as of September 26, 1996.

                  The Registrant does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Payment of cash dividends is within the discretion of the Registrant's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Registrant. In addition, the Registrant's revolving credit facility limits the payment of cash dividends in any fiscal year to 10% of the Registrant's consolidated pretax profit.


Item 6.           SELECTED FINANCIAL DATA.


                                                                  For the Years Ended January 31,
                               ----------------------------------------------------------------------------------------------------
                                      1999                  1998              1997                  1996                  1995
                                      ----                  ----              ----                  ----                  ----
SELECTED INCOME
STATEMENT DATA:
Net Sales                          $39,722,000           $37,999,000       $34,466,000           $31,510,000           $30,133,000
Gross Profit                       $14,507,000           $13,609,000       $13,087,000           $11,187,000           $11,151,000
Net Income                          $2,108,000            $1,496,000        $1,917,000            $1,459,000           $ 1,166,000
Earnings
  Per Share: Note(1)(2)                  $0.50                 $0.35             $0.43                 $0.35           $      0.29

SELECTED BALANCE
SHEET DATA:
Working Capital                     $8,670,000            $8,304,000        $8,434,000            $6,699,000            $5,822,000
Total Assets                       $23,548,000           $22,185,000       $18,693,000           $16,283,000           $15,318,000
Long-Term Debt(3)                   $2,293,000            $3,956,000        $1,493,000            $2,170,000            $3,847,000
Stockholders' Equity               $15,806,000           $12,832,000       $12,946,000           $10,245,000            $7,285,000

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


QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1999                 1st Quarter        2nd Quarter         3rd Quarter         4th Quarter
----------------------------------------------------------------------------------------------------------------------------

      Net sales                                       $9,755,000         $9,757,000         $10,763,000           $9,447,000
      Gross Profit                                    $3,657,000         $3,426,000          $3,989,000           $3,435,000
      Net income                                        $492,000           $424,000            $674,000             $518,000
      Net income per share (fully                          $0.12              $0.10               $0.16                $0.12
      diluted)(1)
      Net income per share (basic)(1)                      $0.12              $0.10               $0.16                $0.12

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1998                 1st Quarter        2nd Quarter         3rd Quarter         4th Quarter
----------------------------------------------------------------------------------------------------------------------------

      Net sales                                       $9,257,000         $9,486,000         $10,527,000           $8,729,000
      Gross Profit                                    $3,332,000         $3,420,000          $4,007,000           $2,850,000
      Net income                                        $305,000           $356,000            $652,000             $183,000
      Net income per share (fully                          $0.07              $0.08               $0.16                $0.04
      diluted)(1)
      Net income per share (basic)(1)                      $0.07              $0.08               $0.16                $0.05

QUARTERLY FINANCIAL DATA
Fiscal year ended January 31, 1997                 1st Quarter        2nd Quarter         3rd Quarter         4th Quarter
----------------------------------------------------------------------------------------------------------------------------

      Net sales                                       $8,554,965         $8,642,013          $9,339,319           $7,929,965
      Gross Profit                                    $3,232,393         $3,214,915          $3,688,695           $2,951,286
      Net income                                        $522,572           $352,490            $738,097             $303,779
      Net income per share(fully diluted)(1)               $0.12              $0.08               $0.16                $0.07
      Net income per share(basic)(1)                       $0.13              $0.08               $0.17                $0.07

-----------------------

(1) The Registrant declared a 50% stock dividend effective October 15, 1996 to holders of record as of September 26, 1996. Net income per share has been adjusted to reflect this dividend.


Item 7.           Management's Discussion and Analysis of
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  This Annual Report on Form 10-K may contain projections, estimates and other forward-looking statements that involve risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, the Registrant's expansion into new markets, competition, technological advances and availability of managerial personnel.

SUMMARY:

                  The following table, which should be read together with the Financial Statements and Notes to Financial Statements appearing elsewhere in this Annual Report on Form 10-K, sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to net sales of the Registrant and (ii) the percentage increase (decrease) of such items as compared to the indicated prior period:


                                            Relationship To Total Revenues For the              Period to Period Increase
                                                    Years Ended January 31,                      (Decrease) Years Ended
                                           -----------------------------------------      -------------------------------
                                            1999             1998              1997           1998-1999          1997-1998
                                            ----             ----                             ---------          ---------
Net Sales                                   100.0%           100.0%            100.0%               4.5%              10.3%
Cost of Sales                                63.5             64.2              62.0                3.4               14.1
Gross Profit                                 36.5             35.8              38.0                6.6                4.0
Operating Expenses:
  Shipping, Selling, General
  and Administrative Expenses                27.1             27.9              28.2                1.5                9.4
Interest                                      1.1              1.4               0.6               (6.4)             140.9
Gain on Sale of Equipment                     --               --                --                 --                 --
  Total                                      28.2             29.3              28.8                0.5               12.3
Income Before
  Provision For
  Income Taxes                                8.3              6.5               9.2               38.2              (22.0)

Provision For
  Income Taxes                                3.0%             2.4               3.6               33.8              (28.1)

Net Income                                    5.3%             3.9%              5.6%              40.9%             (22.0)%


RESULTS OF OPERATIONS:

         SALES:

                  Sales for the years ended January 31, 1999, January 31, 1998 and January 31, 1997 were $39,722,000, $37,999,000 and $34,466,000, respectively. Sales for the year ended January 31, 1999 increased $1,723,000 or 4.5%, compared to the prior year as a result of increased sales of Paper and
Paper Laminate products through the Specialty Advertising Division. The Registrant continues its efforts to market its Medical Packaging Division's products to a variety of customers in the healthcare industry, while adding new products to its Specialty Paper and Paper Laminate Division in an attempt to increase market share in both the advertising specialty and retail industries. Sales for the year ended January 31, 1998 increased $3,533,000 or 10.3%, compared to the prior year as a result of increased sales in Merrick Packaging Division, Advertising Specialty Division and Cycle Plastics.

                  The Registrant continues to investigate possible acquisitions.

COST AND EXPENSES:

        JANUARY 31, 1999

                  Cost of sales, as a percentage of sales, decreased to 63.5% for the year ended January 31, 1999, compared to 64.2% for the year ended January 31, 1998. Management continues to maximize its cash position enabling the Registrant to discount payments to certain of its vendors of raw materials and obtain lower prices by purchasing in bulk, especially polyethlene film and resin. Gross profit increased approximately $900,000 or 6.6% compared to the year end January 31, 1998. This increase was primarily due to increased sales and lower raw material costs.

                  Shipping, Selling, General and Administrative expense for the year ended January 31, 1999 increased 1.5% compared to the year ended January 31, 1998. The expenses for the fiscal year ended January 31, 1999 amounted to approximately $10,778,000, or 27% of net sales, compared to $10,618,000, or 28% of net sales, for the prior year. This indicates that while variable costs such as commissions, freight-out and advertising cost rise in proportion to the increase in net sales, management was able to control its other SG & A costs.

                  As a result of refinancing  its mortgage in February 1998, the
Registrant used a portion of the proceeds to repay in full its working capital debt under its credit facility, thereby reducing its interest expense.
Throughout the entire fiscal year, excess cash was invested in short term financial instruments helping to offset interest costs.

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

INCOME BEFORE PROVISION FOR INCOME TAXES:

                  Income before provision for income taxes for the year ended January 31, 1999, increased approximately $917,000, or 38%, to approximately $3,313,000 compared to approximately $2,396,000 for the year ended January 31, 1998. This increase was primarily attributable to increased sales, efficient purchasing of raw materials, the purchase of the minority interest in Southwest and the controlling of Shipping, Selling, General and Administrative expenses.

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

PROVISION FOR INCOME TAXES:

                  Provision for income taxes for the year ended January 31, 1999, was $1,204,000 compared to $900,000 for the prior year primarily due to the increase of $917,000 in income before provision for income taxes.

                  Provision for income taxes for the year ended January 31, 1998, was $900,000 compared to $1,252,000 for the prior year primarily due to the decrease of $773,000 in income before provision for income taxes.

LIQUIDITY AND CAPITAL COMMITMENTS:

                  Working Capital increased to $8,670,000 at January 31, 1999 from $8,304,000 at January 31, 1998, an increase of $366,000 or 4.4%. The
Registrant's working capital ratio was 3.3 to 1 at January 31, 1999 and January 31, 1998. The Registrant's line of credit allows for the Registrant to borrow up to $3,500,000, payable interest only at the prime rate or at LIBOR plus 1 1/2% through May 1, 2000, at which time any outstanding balance is payable in full.

                  The Registrant believes it has sufficient working capital and unused lines of credit to meet its expected liquidity and capital expenditure requirements for the foreseeable future.

YEAR 2000 PROGRAM:

                  Many computer systems experience difficulty processing dates beyond the Year 1999 and, as such, come computer hardware and software will need to be modified prior to the Year 2000 to remain functional. The Company's core internal systems that have been recently implemented are Year 2000 compliant. The remaining core internal systems are scheduled to be replaced by the third quarter of 1999 and will be Year 2000 compliant when installed.

                  The Company is also completing a preliminary assessment of Year 2000 issues not related to it core systems, including issues surrounding systems that interface with external third parties. Based on its initial evaluation, the Company does not believe that the costs of remedial actions will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

SUBSEQUENT EVENT:

                  On March 8, 1999, the Company announced that Uniflex and an acquisition entity ("NEWCO") formed by RFE Investment Partners have signed an Agreement and Plan of Merger and Recapitalization providing for the acquisition by NEWCO of all of the outstanding shares of common stock and all the outstanding stock options of Uniflex (exclusive of the shares of common stock to be retained as described below). However, there can be no assurance that the transaction will ultimately be consummated.

                  The transaction is subject to certain conditions, including the successful completion of the necessary financing and obtaining the necessary regulatory and corporate approvals, including the approval of the shareholders of Uniflex. It is expected that the transaction will be consummated no later than July 30, 1999.

                  The Merger Agreement provides for a statutory merger of Uniflex with NEWCO pursuant to which the holders of Uniflex's issued and outstanding common stock and stock options (exclusive of the shares of common stock to be retained as described below) will be entitled to receive $7.57 per share of common stock and an average of $4.09 per stock option for options the exercise price of which is less than $7.57 per share based upon 128,700 such options currently outstanding and a weighted average exercise price there of $3.48 per share. Upon consummation of the merger, (i) CMCO, Inc. and its affiliates that currently own 300,158 shares of common stock of Uniflex will retain all of their shares of common stock of Uniflex and (ii) certain officers, directors and employees of Uniflex will retain no less than 322,000 shares of common stock of

Uniflex owned by them. The transaction is expected to be treated as a recapitalization for financial reporting purposes.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

                  At January 31, 1999, the Registrant had no outstanding derivative financial instruments. The majority of the Registrant's transactions occur in U.S. dollars. Therefore, the Registrant is not subject to significant foreign currency exchange risk.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The financial statements and supplementary data are included under Item 14 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*

                  The directors and executive officers of the Registrant, their ages and present positions with the Registrant are as follows:


NAME                     AGE          POSITION(S)
----                     ---          -----------

Herbert Barry             62          Chairman  of the  Board,  Chief  Executive
                                      Officer and Director
Robert K. Semel           61          President,    Chief   Operating   Officer,
                                      Secretary and Director
Kurt Vetter               55          First Vice  President  -  Engineering  and
                                      Director
Steven Wolosky            43          Director
Warner J. Heuman          74          Director
Erich Vetter              76          Director
Martin Brownstein         57          Senior Vice President and Director
Martin Gelerman           62          Director
Lee Cantor                39          Vice President - Sales


                  Herbert Barry has been the Chairman of the Board and Chief Executive Officer of the Registrant since January 1995 and a director of the Registrant since 1968. He was President of the Registrant from 1971 to January 1995.

                  Robert K. Semel has been the President and Chief Operating Officer since January 1995. He was Executive Vice President of the Registrant from December 1990 to January 1995, Secretary of the Registrant since April 1993 and a director of the Registrant since December 1990.
Mr. Semel is also a director of Pentech International, Inc.

                  Kurt Vetter has been First Vice President - Engineering of the Registrant since January 1995. He was Vice President - Engineering of the Registrant from 1971 to January 1995 and a director of the Registrant since 1970.

                  Steven Wolosky has been a director of the Registrant since February 1994. For more than the past five years, Mr. Wolosky has been a partner of Olshan Grundman Frome Rosenzweig

& Wolosky LLP, counsel to the Registrant. Mr. Wolosky is also Assistant Secretary of WHX Corporation, a New York Stock Exchange listed company.

                  Warner J. Heuman has been Chairman Emeritus of the Registrant since January 1995 and a director of the Registrant since 1968. Mr. Heuman was Chairman of the Board of the Registrant from 1971 to January 1995.

                  Erich Vetter has been a director of the Registrant since 1968. Mr. Vetter was the Secretary of the Registrant from 1975 to April 1993.

                  Martin Brownstein has been Senior Vice President of the Registrant since January 1995 and a director of the Registrant since June 1991. Mr. Brownstein was the Vice President Advertising Specialty Sales from 1977 to January 1995.

                  Martin Gelerman has been a director of the Registrant since August 1993. Since February 1997, Mr. Gelerman has been President - Human Resource Consulting Group, and Director - Corporate Development of Lloyd Creative Staffing Inc. From 1990 to October 1996, Mr.
Gelerman was Senior Vice president of The Olsten Corporation.

                  Lee Cantor has been Vice President - Sales of the Registrant since January 1995. He was Vice President - Packaging Sales from January 1993 to January 1995 and Sales Manager from 1988 to 1995.

* The Directors of the Company, by virtue of certain family relationships and aggregate stockholdings, may be considered control persons of the Company.

                  The Board of Directors of the Registrant consists of eight members. The Registrant has a standing Audit Committee, currently comprised of Erich Vetter, Martin Gelerman and Steven Wolosky (with Warner J. Heuman serving as an alternate). The Audit Committee met twice during the fiscal year ended January 31, 1999. The Audit Committee reviews, analyzes and makes recommendations to the Board of Directors with respect to the Company's compensation and accounting policies, controls and statements and coordinates with the Company's independent public accountants. The Company does not have a standing Nominating Committee or a committee which serves nominating functions.

Item 11.          EXECUTIVE COMPENSATION.

                  Summary of Cash and Certain Other Compensation

                  The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company (Mr. Herbert Barry, the Chairman of the Board and Chief Executive Officer of the Company) and the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended January 31, 1999.

                           SUMMARY COMPENSATION TABLE


                                                                                                   Long-Term
                                                                                                  COMPENSATION
                                                  ANNUAL COMPENSATION                                AWARDS
                                                                              Other Annual                             All Other
            Name and                                                          Compensation                           Compensation
       Principal Position            Year       Salary($)      Bonus($)          ($)(1)            Options(#)           ($)(2)
--------------------------------- ---------- --------------- -------------  -----------------  ------------------  -----------------
Herbert Barry                        1999            660,116       178,395         --                 --                 1,900
   Chairman of the Board,            1998            605,000        71,961         --                 --                 1,900
   Chief Executive Officer           1997            599,000       160,155         --                 --                 1,900

Robert K. Semel                      1999            325,000       292,906       29,907               --                 1,900
   President,                        1998            300,000       175,136       54,361               --                 1,900
   Chief Operating Officer           1997            275,000       237,465       55,895               --                 1,900

Martin Brownstein                    1999            228,500         2,500         --                 --                 1,900
   Senior Vice President -           1998            462,500        12,500         --                15,000              1,900
   Advertising Specialty Sales       1997            380,000        12,000         --                 --                 1,900

Lee Cantor                           1999            265,000         6,500         --                 --                 1,900
   Vice President - Sales            1998            217,000        10,000         --                 --                 1,900
                                     1997            253,000         9,188         --                 --                 1,900

Kurt Vetter                          1999            148,858         9,000         --                 --                 1,900
   First Vice President -            1998            151,435        18,000         --                 --                 1,900
   Engineering                       1997            150,697        17,500         --                 --                 1,900

(1) Consists of payments of $29,907, $24,161 and $21,195 relating to automobile and insurance expenses in 1999, 1998 and 1997, respectively, and the discharge of indebtedness relating to the purchase of the Company's common stock of $0, $30,200 and $34,700 in 1999, 1998 and 1997, respectively. See Item 13 - "Certain Relationships and Related Transactions."

(2)      Amounts shown reflect Company contributions to 401(k) Plan.

                  The following table sets forth certain information regarding stock option exercises by each of the Executive Officers named in the Summary Compensation Table during the fiscal year ended January 31, 1999 and unexercised stock options held by such Executive Officers as of January 31, 1999.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                                                         Value of
                                                                                                       Unexercised
                                                                              Number of                In-the-Money
                                                                             Unexercised                Options at
                                                                              Options at               January 31,
                                                                         January 31, 1999(#)            1999($)(1)
                            Shares Acquired             Value                Exercisable/              Exercisable/
         Name              on Exercise(#)(2)         Realized($)            Unexercisable             Unexercisable
-----------------------  ---------------------- --------------------- --------------------------  ----------------------
Herbert Barry                                --                    --                        0/0                     0/0
Erich Vetter                             60,000               341,300                        0/0                     0/0
Robert K. Semel                          15,000                65,888                        0/0                     0/0
Kurt Vetter                                  --                    --                      300/0                 1,988/0
Martin Brownstein                            --                    --               10,000/5,000           66,250/33,125
Warner J. Heuman                             --                    --                   60,000/0               352,500/0
Lee Cantor                                  300                   631                        0/0                     0/0

(1) On January 31, 1999, the last reported sales price of the Company's Common Stock as reported by the American Stock Exchange was $6.625 per share.

(2)      Adjusted to give effect to a 50% stock dividend paid in October 1996.


Board of Directors Compensation

                  The Company pays each non-employee Director a fee of $500 for each Board of Directors' meeting attended.

Long-Term Incentive and Pension Plans.

                  The Company does not have any long-term incentive or defined benefit pension plans.

Stock Option Plans

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

                  Pursuant to separate stock option agreements, the Company has granted to eighteen officers and directors options to purchase a total of 1,122,000 shares of the Company's common stock at prices ranging from $.33 to $.92 per share. Such options expire at various dates through December 31, 2000. Options to purchase 98,400 shares remain unexercised at January 31, 1999.

                  In 1996 the Company adopted the Outside Directors' Stock Option Plan (the "Outside Directors Plan"), which was subsequently approved by the stockholders. There are 60,000 shares of the Company's common stock reserved for issuance under the Outside Directors Plan. Pursuant to the Outside Directors Plan, each current Outside Director (Messrs. Gelerman and Wolosky) initially received an option to purchase 4,500 shares of Common Stock and as long as shares of Common Stock remain available for the grant of options under the Outside Directors' Plan, each year on the date of the Company's annual meeting of stockholders, each Outside Director shall be granted an option to purchase 4,500 shares of Common Stock. Options granted under the Outside Directors' Plan are exercisable in three equal installments beginning on the first anniversary of the date of grant and subject to such terms and conditions as are determined by the Board of Directors at grant.

                  The exercise price of each option is the fair market value for each share of Common Stock subject to an option. Fair Market Value means the closing sales price of the Common Stock as quoted on the American Stock Exchange on the date of grant of any option. The term of each option is 10 years from the date of grant. The Outside Directors' Plan also provides for the earlier termination of options in the event an Outside Director's membership on the Board of Directors terminates.

Employment Agreements

                  Mr. Herbert Barry is employed under an employment agreement expiring January 31, 2001 which provides for Mr. Barry to be paid (i) an annual base salary of $110,000 with yearly increases of $12,000, (ii) a sum equal to 1% of all of the Company's sales subject to certain limitations and (iii) regular commissions computed in accordance with the Company's usual practice on all sales which he generates. In addition, Mr. Barry receives a profit incentive cash bonus based upon the consolidated pre-tax profits of the Company. The employment agreement is subject to two two year renewals at the end of the current term or any renewal thereof at the option of Mr. Barry. The employment agreement also provides that in the event of a Change of Control (as such term is defined in the employment agreement) that results in his termination, Mr. Barry is entitled to receive a severance payment equal to the product of 2.99 times the average total annual compensation of any kind paid to Mr. Barry by the Company during the Company's last five full fiscal years prior to the date of termination of employment.

                  Mr. Robert K. Semel is employed under an employment agreement expiring January 31, 2001 which provides for (i) an annual base salary of $275,000 with yearly increases in annual compensation ranging from $25,000 to $50,000, (ii) a profit incentive bonus based upon the consolidated pre-tax profits of the Company and (iii) a sales incentive bonus based upon the consolidated net sales of the Company, subject to certain limitations, in excess of $30 million (other than net sales for which Mr. Herbert Barry is not entitled to an override commission) of the Company. The employment agreement is subject to two two year renewals at the end of the current term or any renewal thereof at the option of Mr. Semel. The employment agreement also provides that in the event of a Change of Control (as such term is defined in the employment agreement) that results in his termination, Mr. Semel is entitled to receive a severance payment equal to the product of 2.99 times the average total annual compensation of any kind paid to Mr. Semel by the Company during the Company's last five full fiscal years prior to the date of termination of employment.

                  The Company has an employment agreement with Martin Brownstein that expired on January 31, 1998 and was renewed for a period of one year. The employment agreement initially provided for Mr. Brownstein to be paid (a) commissions at the Company's standard commission rates then in effect on all sales of the Company's products which he generates plus (b) commissions (the "Override Commissions") equal to 1% of the Company's sales to companies listed in the Advertising Specialty Institute Directory up to and including $1,500,000 and 1 1/4% of all such sales in excess of $1,500,000. Upon the renewal of Mr.
Brownstein's employment agreement, the Override Commissions provision was eliminated.

                  The Company has an employment agreement with Lee Cantor that expired on October 31, 1997. The employment agreement is subject to an automatic one year renewal unless either the Company or Mr. Cantor gives a termination notice at least 90 days prior to the expiration of the then current term. Pursuant to the provisions of the employment agreement, Mr. Cantor is paid a salary of $500 per week and commissions at the Company's standard commission rates then in effect on all sales of the Company's products which he generates.

                  The Company had an employment agreement with Kurt Vetter that expired on January 31, 1997, but which had been extended for a period of one year. Mr. Vetter was paid $160,000 during fiscal 1999 and 1998.

                  In   addition,   the  Company  has   entered   into   deferred
compensation,   and   amended   and   restated   employment,    consulting   and
non-competition agreements with each of Manfred Heuman,

Warner J. Heuman and Erich Vetter dated as of April 28, 1991, which provide that after termination of the employment agreement, each shall be engaged as a consultant for a period of seven years thereafter. Mr. Manfred Heuman retired in June 1992, Mr. Erich Vetter retired in February 1993 and Mr. Warner Heuman retired in January 1995. In addition, each shall be entitled to deferred compensation benefits for the balance of his lifetime, and certain death and other fringe benefits. Each of Manfred Heuman, Warner Heuman and Erich Vetter has received an aggregate payment of $101,800 for each of 1999, 1998 and 1997 pursuant to such agreements. See "Certain Relationships and Related Transactions."

Board  of  Directors  Interlocks  and  Insider   Participation  in  Compensation
Decisions

                  Other than Messrs. Gelerman and Wolosky, all of the members of the Board of Directors were officers or former officers of the Company during the fiscal year ended January 31, 1999 and participated in the decisions of the Company's Board of Directors concerning executive officer compensation. However, each Director abstained from decisions concerning his own compensation.

Board of Directors Report on Executive Compensation

General

                  The Board of Directors determines the cash and other incentive compensation, if any, to be paid to the Company's Executive Officers and key employees.

Compensation Philosophy

                  The Board of Directors' executive compensation philosophy is to base management's pay, in part, on the achievement of the Company's annual and long-term performance goals by (a) setting levels of compensation designed to attract and hold superior executives in a competitive business environment,
(b) providing incentive compensation that varies directly with the Company's financial performance and individual initiative and achievement, (c) linking compensation to the Company's annual and long-term performance, (d) evaluating the competitiveness of executive compensation programs based upon information drawn from a variety of sources, and (e) establishing salary levels and bonuses intended to be consistent with competitive practice and level of responsibility, with salary increases and bonuses reflecting competitive trends, the overall financial performance of the Company, the performance of the individual executive and the contractual arrangements that may be in effect with the individual executive. Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1 million paid for a given fiscal year to the chief executive officer (or person acting in that capacity) at the close of the corporation's fiscal year and the four most highly compensated officers of the corporation, other than the chief executive officer, at the end of the corporation's fiscal year. The $1 million compensation deduction limitation does not apply to "performance-based compensation." The Company has not yet established a policy with regard to
Section 162(m) of the Code since the Company has not paid compensation in excess of $1 million per annum to any employee.

Salaries

                  Salaries for the Company's Executive Officers are determined by the terms of their employment contracts which are based upon the factors described in the "Compensation Philosophy" paragraph above. Annual salary adjustments are determined consistent with the Company's compensation policy, by the terms of the employment contracts and by evaluating the competitive marketplace, the performance of the Company, the performance of the executive particularly with respect to the ability to manage growth of the Company or to generate sales of the Company's products, length of service to the Company and any increased responsibilities assumed by the executive.

Annual Bonuses and Incentive Compensation

                  The Company from time to time considers the payment of bonuses to its Executive Officers although no formal plan currently exists. Bonuses would be determined based, first, upon the level of achievement by the Company of its strategic and operating goals and, second, upon the level of personal achievement by participants. The achievement of personal goals includes the actual performance of the Company for which the Executive Officer has responsibility as compared to the planned performance thereof, the ability to manage and motivate reporting employees and the achievement of assigned projects. Bonuses are determined annually after the close of each fiscal year. In connection with increased net sales and stockholders' equity for the fiscal year ended January 31, 1999, the Company awarded bonuses to Messrs. Brownstein, Cantor and Kurt Vetter in the amounts of $2,500, $6,500 and $9,000, respectively. Pursuant to the terms of his employment agreement, Mr. Semel was awarded a bonus of $292,906.

Compensation of Chief Executive Officer

                  Mr. Barry's compensation during the fiscal year ended January 31, 1999 was based upon the terms of his employment agreement which is weighted heavily toward performance criteria. Mr. Barry received a base salary of $136,000 for the fiscal year ended January 31, 1999 and his total compensation was a result of the increase in sales of the Company during the fiscal year. Net sales for the fiscal year ended January 31, 1999 were Company records. Net sales were $39,722,000, compared to $37,999,000 for the fiscal year ended January 31, 1998, an increase of 4.5%. Net income was $2,108,000 compared to $1,496,000 for the year ended January 31, 1998, an increase of 4.1%. The Company's financial success and Mr. Barry's compensation is attributable to Mr. Barry's leadership in providing strategic direction to the Company, in positioning the Company to take advantage of emerging growth opportunities, in developing and maintaining an effective management team for the Company and in communicating and implementing a strong corporate culture and vision within and outside the Company.

Stock Options

                  No Executive Officer named in the Summary Compensation Table was awarded stock options during the fiscal year ended January 31, 1999. It is the philosophy of the Board of Directors that stock options should be awarded only to key employees of the Company to promote long-term interests between such employees and the Company's stockholders and to assist in the retention of such employees.

                                                              (Signed)

BOARD OF DIRECTORS:                      Herbert Barry
                                         Martin Brownstein
                                         Martin Gelerman
                                         Warner J. Heuman
                                         Robert K. Semel
                                         Erich Vetter
                                         Kurt Vetter
                                         Steven Wolosky

Performance Graph

                  The following graph compares, for each of the fiscal years indicated, the yearly percentage change in the Company's cumulative total stockholder return on its common stock with the cumulative total return of (a) the AMEX Market Index, a broad equity market index, and (b) the Media General ("MG") Group Index, a packaging and containers industry index, in each case assuming reinvestment of dividends. In previous years, the Company has been compared against the Plastic Packaging Materials Group. However, as a result of an internal restructuring of the industry group classification system at Media General Financial Services ("MGFS"), the organization which provides us with the performance graph, MGFS no longer supports the Plastic Packaging Materials Group, and the Company is now categorized in a similar industry group, Packaging & Containers.

                    COMPARISON OF FIVE YEAR CUMULATIVE TOTAL
                  RETURN AMONG UNIFLEX, INC., AMEX MARKET INDEX
                    AND MG GROUP PACKAGING & CONTAINERS INDEX





                     1993           1994           1995           1996            1997           1998

UNIFLEX, INC.       100.00         111.90         173.81         222.31          167.77         189.19
MG GROUP INDEX      100.00          93.92          98.93         103.33           96.92          87.27
AMEX MARKET INDEX   100.00          87.28         111.87         120.40          137.34         142.29

Employee Benefits

                  The Company adopted a qualified profit-sharing plan in January, 1976 and all of its employees (other than employees who are subject to a union or collective bargaining agreement) are eligible to participate after completing twelve months of continuous service and attaining age 21. The Company is not required to make any minimum contributions and any contributions will be from current or accumulated earnings and will not exceed the maximum amount deductible by the Company under applicable provisions of the Internal Revenue Code.

                  Participants may elect (but are not required) to contribute up to 10% of their compensation. In general, the benefits payable to a participant from contributions by the Company become fully vested at the earliest of (1) the participant's normal retirement date, (2) the participant's earlier retirement date if he has completed ten years of participation in the plan, or (3) the participant's completion of fifteen years of service beginning on the effective date of the plan; provided that partial vesting of benefits begins upon completion of five years of service beginning on the effective date of the plan.

                  Effective February 1, 1990, the Company established a defined contribution benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Full-time employees who have completed twelve months of service may contribute a percentage of their salaries to the 401(k) Plan, subject to certain limits. The Company will match 20 percent of the employee's contribution up to six percent of the employee's salary. The Company's contributions vest at the rate of 20 percent per year of employment. During the fiscal year ended January 31, 1999, the Company contributed $49,135 to the 401(k) Plan.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

                  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended January 31, 1999, that there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth information concerning ownership of the Registrant's Common Stock outstanding as of April 14, 1999 by
(i) each person known by the Registrant to be the beneficial owner of more than five percent (5%) of the Registrant's Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table, and (iv) all executive officers and directors of the Registrant as a group.


          NAME AND ADDRESS OF                    AMOUNT AND NATURE OF
           BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(a)                   PERCENT OF CLASS(b)
           ----------------                    -----------------------                   -------------------

Herbert Barry                                        470,490 (c)                             10.9%
383 W. John Street
Hicksville, NY 11802

Warner J. Heuman                                     455,520 (d, i)                          10.4%
383 W. John Street
Hicksville, NY 11802

Erich Vetter                                         288,999                                  6.7%
383 W. John Street
Hicksville, NY 11802

Robert K. Semel                                      434,100 (e)                             10.1%
383 W. John Street
Hicksville, NY 11802

Kurt Vetter                                          152,680 (f, i)                           3.6%
383 W. John Street
Hicksville, NY 11802

Martin Brownstein                                    206,256 (i)                              4.8%
383 W. John Street
Hicksville, NY 11802

Martin Gelerman                                       10,000 (i)                               *
383 W. John Street
Hicksville, NY 11802


          NAME AND ADDRESS OF                    AMOUNT AND NATURE OF
           BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(A)                   PERCENT OF CLASS(B)
           ----------------                    -----------------------                   -------------------

Steven Wolosky                                        12,000 (i)                               *
505 Park Avenue
New York, NY 10022

Lee Cantor                                            74,501 (g)                              1.7%
383 W. John Street
Hicksville, NY 11802

CMNY Capital, L.P.                                   300,158 (h)                              7.0%
135 East 57th Street
New York, NY 10022

All Directors and Executive                        2,104,546 (i)                             48.0%
   Officers as a group
   (9 persons)

------------
*  Less than 1%

(a)      Except as noted, shares are owned individually.

(b) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and includes options or other rights to subscribe which are exercisable within sixty (60) days of March 5, 1999.

(c) Includes 34,914 shares held individually by Betty Lou Barry, Herbert Barry's wife.

(d) Includes 129,000 shares owned individually by Elaine Heuman, Warner J. Heuman's wife.

(e) Includes 300 shares held individually by Frances M. Semel, Robert K. Semel's wife, as custodian for her son.

(f) Includes 9,300 shares held individually by Stephanie Vetter, Kurt Vetter's wife.

(g) Includes 45,603 shares owned jointly with Melissa Cantor, Lee Cantor's wife, and 11,797 shares held individually by Melissa Cantor.

(h) Includes 54,912 shares owned by CMCO, Inc., an affiliate of CMNY Capital, L.P. and 2,946 shares owned by Robert Davidoff. Mr. Davidoff is a general partner of CMNY Capital, L.P.
         and an officer and director of CMCO, Inc.

(i) Includes shares issuable upon the exercise of currently exercisable stock options as follows: Warner J. Heuman - 60,000 shares; Kurt Vetter
         - 300 shares; Martin Brownstein - 15,000 shares; Martin Gelerman - 6,000 shares; Steven Wolosky - 6,000 shares.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The Registrant has entered into deferred compensation and amended and restated employment, consulting and non-competition agreements with each of Manfred Heuman, Warner J. Heuman and Erich Vetter dated as of April 28, 1991, which provide that after termination of the employment agreement, each shall be engaged as a consultant for a period of seven years thereafter. Mr. Manfred Heuman retired in June 1992, Mr. Erich Vetter retired in February 1993 and Mr. Warner Heuman retired in January 1995. In addition, each shall be entitled to deferred compensation benefits for the balance of his lifetime, and certain death and other fringe benefits. Each of Manfred Heuman, Warner Heuman and Erich Vetter has received an aggregate payment of $101,800 for 1999, 1998 and 1997, respectively, pursuant to such agreements.

                  During the year ended January 31, 1998, the Company, in private transactions, repurchased and retired 85,000, 10,000 and 4,004 shares of its common stock from Kurt Vetter, Erich Vetter and Warner Heuman, respectively, officers and/or directors of the Company for purchase prices of $423,300, $82,500 and $28,028, respectively. The purchase price of the stock represented a 17% discount from market prices at the time of purchase. The aggregate purchase price was partially financed by bank borrowings against the Company's credit agreement.

                  In 1990, pursuant to an agreement (the "Officer Stock Purchase Agreement") between the Company and Robert K. Semel, Mr. Semel purchased common stock in exchange for cash and a note payable in the principal amount of $198,000 (the "Stock Purchase Note") bearing interest at 8.66% per annum. In accordance with the Officer Stock Purchase Agreement, since Mr. Semel has fulfilled the terms of his employment contract, the seven annual installments required by the Stock Purchase Note have been forgiven annually by the Company as additional compensation to Mr. Semel. At January 31, 1998, the Stock Purchase Note was paid in full.

                  Steven Wolosky, a director of the Company, is a member of Olshan Grundman Frome Rosenzweig & Wolosky LLP, which firm has been retained by the Company as general counsel during the last fiscal year. Fees received from the Company by such firm during the last fiscal year did not exceed 5% of such firm's or the Company's gross revenues.

                                     PART IV


Item 14.          Exhibits, Financial Statement
                  SCHEDULES AND REPORTS ON FORM 8-K

                  (a)  (1) FINANCIAL STATEMENTS

The following financial statements of Uniflex,  Inc., otherwise includable under
Item 8, are included
in this Item 14:
INDEX                                                                      PAGE

Reports of Independent Auditors                                            F-1

Balance Sheets at January 31,
  1999 and 1998                                                            F-2

Statements of Income for the
  years ended January 31, 1999,
  1998 and 1997                                                            F-3

Statements of Changes in
  Stockholders' Equity for the years
  ended January 31, 1999, 1998
  and 1997                                                                 F-4

Statements of Cash Flows for the
  years ended January 31, 1999,
  1998 and 1997                                                            F-5

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

                  (b)      REPORTS ON FORM 8-K.

                           Current report on Form 8-K dated November 17, 1998.

                  (c)      EXHIBITS

NO.               DESCRIPTION                                          REFERENCE

2.       Agreement and Plan of Merger and Recapitalization
         between the Registrant and Uniflex Acquisition Corp.
         dated March 5, 1999.                                               (1a)

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

23.1    Consent of Patrusky Mintz & Semel.

24.     Power of Attorney (included on the signature page to this Report).

27.     Financial Data Schedule.

-------------------------

(1a) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 8, 1999.

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

(9) Incorporated by reference to the Registrant's Annual Report Form 10-K for its fiscal year ended January 31, 1996.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of April, 1999.

                                    UNIFLEX, INC.
                                    (Registrant)

                                    By: /s/ Herbert Barry
                                       -----------------------------------------
                                       Herbert Barry, Chairman
                                       of the Board and Chief Executive Officer

                                POWER OF ATTORNEY

         Uniflex, Inc. and each of the undersigned do hereby constitute appoint Herbert Barry and Robert K. Semel, and each of them severally, its or his true and lawful attorneys-in-fact to execute on behalf of Uniflex, Inc. and the undersigned any and all amendments to this Report and to file same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys-in-fact shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       SIGNATURE                   TITLE                              DATE

/s/ Warner J. Heuman
------------------------          Director                        April 15, 1999
Warner J. Heuman

/s/ Herbert Barry                 Chairman of the Board,          April 15, 1999
------------------------          Chief Executive
Herbert Barry                     Officer and Director

/s/ Erich Vetter
------------------------          Director                        April 15, 1999
Erich Vetter

/s/ Robert K. Semel               President, Secretary            April 15, 1999
------------------------          and Director
Robert K. Semel

/s/ Kurt Vetter                   First Vice President-           April 15, 1999
------------------------          Engineering and
Kurt Vetter                       Director

/s/ Thomas McPartland
------------------------          Acting Controller               April 15, 1999
Thomas McPartland

/s/ Martin Brownstein             Senior Vice President           April 15, 1999
------------------------          and Director
Martin Brownstein

/s/ Martin Gelerman
------------------------          Director                        April 15, 1999
Martin Gelerman

/s/ Steven Wolosky
------------------------          Director                        April 15, 1999
Steven Wolosky

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
UNIFLEX, INC.

We have audited the accompanying consolidated balance sheets of Uniflex, Inc. and Subsidiaries as of January 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years ended January 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniflex, Inc. and Subsidiaries as of January 31 1999 and 1998 and the results of their operations and their cash flows for the years ended January 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

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





/S/PATRUSKY, MINTZ & SEMEL
--------------------------
PATRUSKY, MINTZ & SEMEL
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 5, 1999

                         UNIFLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1999 AND 1998

ASSETS                                                    1999          1998
                                                       ----------   -----------

Current assets
  Cash and cash equivalents (Note 1)                   $ 2,511,131   $ 1,676,749
  Accounts receivable (net of allowances
   of $121,131 in 1999 and $121,366 in 1998)             4,520,477     4,577,324
  Inventories (Notes 1 and 4)                            4,377,304     4,555,298
  Prepaid income taxes                                       9,525       128,509
  Prepaid expenses and other current assets                778,862       653,978
  Deferred tax asset (Notes 1 and 8)                       274,300       310,400
                                                       -----------   -----------
      Total current assets                              12,471,599    11,902,258

Property and equipment (Notes 1, 5 and 6)                7,316,029     7,028,692
Intangible assets (Note 1)                               2,879,684     2,328,079
Other assets (Note 8)                                      880,683       925,681
                                                       -----------   -----------

      Total assets                                     $23,547,995   $22,184,710
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt (Note 6)        $ 1,174,100   $ 1,023,000
  Accounts payable                                       1,440,760     1,576,683
  Accrued liabilities (Note 7)                           1,187,621       998,238
                                                       -----------   -----------
      Total current liabilities                          3,802,481     3,597,921
                                                       -----------   -----------

Long-term debt (Note 6)                                  2,293,130     3,955,593
Deferred rent (Note 1)                                     133,750       145,000
Deferred compensation and postretirement
 benefits (Note 14)                                      1,512,504     1,363,252
                                                       -----------   -----------
      Total liabilities                                  7,741,865     9,061,766
                                                       -----------   -----------

Commitments and contingencies (Note 16)

Minority interest (Notes 2 and 11)                            --         290,888
                                                       -----------   -----------

Stockholders' Equity (Notes 3, 9 and 12)
   Common stock - par value $.10 per share
   10,000,000 shares authorized; issued and
   outstanding 4,300,352 in 1999 and
   4,066,152 in 1998                                       430,036       406,616
  Additional paid-in capital                             1,689,549       847,175
  Retained earnings and members' capital                13,686,545    11,578,265
                                                       -----------   -----------

      Total stockholders' equity                        15,806,130    12,832,056
                                                       -----------   -----------

      Total liabilities and stockholders' equity       $23,547,995   $22,184,710
                                                       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


                                                                 1999                   1998                    1997
                                                           ----------------       ----------------        ----------


Net sales                                               $       39,721,744     $       37,998,816      $       34,466,262

Cost of sales                                                   25,215,265             24,390,224              21,378,973
                                                        ------------------     ------------------      ------------------

Gross profit                                                    14,506,479             13,608,592              13,087,289

Shipping, selling, general and
 administrative expenses                                        10,778,271             10,618,337               9,702,838
                                                        ------------------     ------------------      -----------------

Income before other expenses                                     3,728,208              2,990,255               3,384,451
                                                         -----------------     ------------------       -----------------

Interest - net                                                     415,528                443,830                 215,313
Loss on disposal of assets                                         -                       73,612                 -
                                                          ----------------       ----------------        ----------------

                                                                   415,528                517,442                 215,313
                                                          ----------------       ----------------        ----------------

Minority interest in income of
 consolidated subsidiary                                           -                      (76,499)               -
                                                          ----------------       ----------------        ----------------

Income before provision for income
 taxes                                                           3,312,680              2,396,314               3,169,138

Provision for income taxes
 (Notes 1 and 8)                                                 1,204,400                900,000               1,252,200
                                                         -----------------      -----------------        -----------------

Net income                                               $       2,108,280      $       1,496,314       $       1,916,938
                                                         =================      =================       =================

Basic net income per share                               $             .50      $             .36        $            .46
                                                         =================      =================        ================

Diluted net income per share                             $             .50      $             .35        $            .43
                                                         =================      =================        ================

Average shares outstanding                                       4,177,102              4,161,289               4,193,687
Dilutive effect of stock options                                    42,993                162,532                 279,215
                                                         -----------------       -----------------        ----------------

Average shares outstanding
 assuming dilution                                               4,220,095              4,323,821               4,472,902
                                                        ==================      =================       =================


The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                                                              COMMON STOCK
                                                              ------------
                                                       AMOUNT                 SHARES
                                                       ------                 ------

Balance at January 31, 1996                       $        266,638               2,666,384
Exercise of stock options (Note 12)                         21,555                 215,545
Tax benefit from exercise of stock
 options (Note 12)                                        -                      -
Issuance of common stock to effect a
 3 for 2 stock split (Note 3)                              140,484               1,404,841
Issuance of common stock as
 compensation                                                  289                   2,890
Amortization of note receivable (Note 10)                 -                      -
Net income                                                -                      -
                                                  ----------------       -----------------

Balance at January 31, 1997                                428,966               4,289,660
Exercise of stock options (Note 12)                         19,176                 191,755
Tax benefit from exercise of stock
 options (Note 12)                                        -                      -
Shares repurchased and retired (Note 9)                    (41,526)               (415,263)
Amortization of note receivable (Note 10)                 -                      -
Capital transferred to minority interest
 (Note 11)                                                -                      -
Net income                                                -                      -
                                                  ----------------       -----------------

Balance at January 31, 1998                                406,616               4,066,152

Exercise of stock options (Note 12)                         18,420                 184,200
Tax benefit from exercise of stock
 options (Note 12)                                        -                      -
Shares issued - acquisition (Note 2)                         5,000                  50,000
Net income                                                -                      -
                                                  ----------------       -----------------

Balance at January 31, 1999                       $        430,036               4,300,352
                                                  ================       =================


                                                                       RETAINED EARNINGS
                                                   ADDITIONAL                AND             NOTE RECEIVABLE -
                                                 PAID-IN CAPITAL       MEMBERS CAPITAL        STOCK PURCHASE                 TOTAL
                                                 ---------------       ---------------        --------------                 -----

Balance at January 31, 1996                     $      1,854,723       $       8,179,402     $      (55,928)      $     10,244,835
Exercise of stock options (Note 12)                      213,097               -                     -                     234,652
Tax benefit from exercise of stock
 options (Note 12)                                       499,402               -                     -                     499,402
Issuance of common stock to effect a
 3 for 2 stock split (Note 3)                           (140,484)              -                     -                      -
Issuance of common stock as
 compensation                                             21,641               -                     -                      21,930
Amortization of note receivable (Note 10)               -                      -                     28,500                 28,500
Net income                                              -                      1,916,938             -                   1,916,938
                                                ----------------       -----------------     ----------------       --------------

Balance at January 31, 1997                            2,448,379              10,096,340            (27,428)            12,946,257
Exercise of stock options (Note 12)                       67,953               -                     -                      87,129
Tax benefit from exercise of stock
 options (Note 12)                                       400,000               -                     -                     400,000
Shares repurchased and retired (Note 9)               (2,069,157)              -                     -                  (2,110,683)
Amortization of note receivable (Note 10)               -                      -                     27,428                 27,428
Capital transferred to minority interest
 (Note 11)                                              -                        (14,389)            -                     (14,389)
Net income                                              -                      1,496,314             -                   1,496,314
                                                ----------------       -----------------     ----------------       ---------------

Balance at January 31, 1998                              847,175              11,578,265             -                  12,832,056

Exercise of stock options (Note 12)                      231,374               -                     -                     249,794
Tax benefit from exercise of stock
 options (Note 12)                                       316,000               -                     -                     316,000
Shares issued - acquisition (Note 2)                     295,000               -                     -                     300,000
Net income                                              -                      2,108,280             -                   2,108,280
                                                ----------------       -----------------     ----------------       ---------------

Balance at January 31, 1999                     $      1,689,549      $       13,686,545    $        -             $    15,806,130
                                                =================      ==================    ================       ===============

The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                           INCREASE (DECREASE) IN CASH


                                                        1999                   1998                  1997
                                                  ----------------       ----------------      ----------
Cash flows from operating activities:

  Net income                                      $      2,108,280       $      1,496,314      $      1,916,938
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Deferred compensation, postretirement
      medical benefits and related
      interest                                             149,252                 34,015               114,113
     Depreciation and amortization                         964,839                964,170               915,888
     Equity issued as compensation                        -                      -                       21,930
     Amortization of note receivable                      -                        27,428                28,500
     Deferred rent                                         (11,250)                 3,754                18,750
     Deferred income taxes                                  92,400               (126,600)              (82,300)
    Changes in assets and liabilities:
     Accounts receivable                                    56,847                (90,644)             (719,721)
     Inventories                                           177,994               (544,266)             (918,945)
     Prepaid expenses and other current
      assets                                              (124,884)               (70,776)               41,680
     Other assets                                          (11,302)               (79,846)               (8,792)
     Accounts payable                                     (135,923)              (531,284)              116,573
     Accrued liabilities                                   136,774                (10,290)               46,870
     Prepaid income taxes and income taxes
      payable                                              487,593                551,282             1,118,221
     Minority interest                                    -                        76,499              -
                                                  ----------------       ----------------      ----------------

      Net cash provided by operating
       activities                                        3,890,620              1,699,756             2,609,705
                                                  ----------------      -----------------     -----------------

Cash flows from investing activities:

  Purchase of property and equipment                    (1,113,969)              (903,475)           (1,098,318)
  Purchase of minority interest                           (100,000)              -                     -
  Acquisition of net assets of Merrick
   Packaging Specialists, Inc., - net
   of cash acquired                                       -                      (664,949)             -
  Purchase of intangible assets                           (104,201)               (41,497)              (76,059)
                                                  ----------------       ----------------      ----------------

      Net cash used in investing
       activities                                       (1,318,170)            (1,609,921)           (1,174,377)
                                                  -----------------     ------------------    ------------------

                         UNIFLEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                           INCREASE (DECREASE) IN CASH


                                                        1999                   1998                  1997
                                                  ----------------       ----------------      ----------

Cash flows from financing activities:
  Proceeds of long-term debt                      $       2,040,000      $       2,912,000     $       -
  Payment of long-term debt                              (4,316,455)            (1,416,455)        (751,650)
  Payment for retirement of common
   stock                                                  -                     (2,110,683)            -
  Proceeds from exercise of stock
   options                                                  249,794                 87,129          234,652
  Distribution to minority interest                         (76,499)              -                    -
                                                   ----------------       ----------------      ------------

      Net cash used in financing
       activities                                        (1,738,068)              (528,009)        (516,998)
                                                  ------------------     -----------------     -------------


Net increase (decrease) in cash and cash
 equivalents                                                834,382               (438,174)         918,330


Cash and cash equivalents - beginning of
 year                                                     1,676,749              2,114,923        1,196,593
                                                  -----------------      -----------------     -------------


Cash and cash equivalents - end of
 year                                             $       2,511,131      $       1,676,749     $  2,114,923
                                                  =================      =================     =============











The accompanying notes are an integral part of these consolidated financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS AND CONCENTRATION OF CREDIT RISK:

Uniflex, Inc. and Subsidiaries (the "Company") designs, manufactures and sells a variety of plastic bags used in packaging, promotion and retailing, primarily to advertising specialty distributors, hospital supply houses, manufacturers and retailers located throughout the United States. The Company extends credit to its customers and historically has not experienced significant losses related to receivables and individual customers or groups of customers in any particular industry or geographic area.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Uniflex, Inc. ("Uniflex"), its wholly owned subsidiaries, Uniflex Southwest L.L.C., ("Southwest"), Uniflex Southeast, Inc., ("Southeast"), and Hantico, Inc. (inactive). All material intercompany accounts and transactions have been eliminated in consolidation.

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

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.):

INTANGIBLE ASSETS:

Goodwill and other intangible assets are stated on the basis of cost and are amortized principally on a straight-line basis, over the estimated periods of future benefit (not exceeding 40 years). Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued. At January 31, 1999, the net book value of goodwill and other intangible assets was $2,696,031 and $183,653, respectively. Accumulated amortization was approximately $268,000 and $339,000 on January 31, 1999 and 1998, respectively.

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

NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

REVENUE RECOGNITION:

Revenue is recognized when orders are shipped.

ADVERTISING COSTS:

Advertising costs are charged to operations as incurred. Catalog costs are accounted for as a prepaid expense and are amortized over a twelve month period. Advertising expenses inclusive of catalog costs charged to operations for the years ended January 31, 1999, 1998 and 1997 were approximately $459,000, $434,000 and $482,000, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'):

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

RECLASSIFICATION OF PRIOR YEAR'S BALANCES:

Certain amounts in the prior year's consolidated financial statements were reclassified to conform with the current year's presentation.

NEW ACCOUNTING STANDARDS:

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," in the year ended January 31, 1998. In accordance with SFAS No. 128, the Company has presented both basic net income per share and diluted net income per share in the consolidated financial statements.


NOTE 2.  ACQUISITIONS:

MINORITY INTEREST IN UNIFLEX SOUTHWEST, L.L.C.:

Effective February 1, 1998, Uniflex purchased the minority interest in Uniflex Southwest, L.L.C. for $800,000. The purchase price is payable as follows:

   Cash at closing (paid June 10, 1998)                        $    100,000
   Notes payable in 48 monthly installments of
    $8,333, plus interest at 7% per annum commencing
    April 1, 1998                                                   400,000  (A)
   Issuance of 50,000 shares of common stock                        300,000
                                                               ------------

                                                               $    800,000
                                                               ============

As part of the agreement, the seller may not sell, assign or transfer the common stock until February 1, 2001.

The minority interest acquired consists of net assets with a book value of $214,389. The excess of purchase price over assets acquired for $585,611 has been assigned to goodwill and is being amortized over 40 years.

(A) In the event of a change in control of the Company, this debt becomes due on a demand basis. In anticipation of the transaction, described in Note 17, this debt has been classified as a current liability (Note 6).

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 2.  ACQUISITIONS (CONT'D.):

MERRICK PACKAGING SPECIALISTS, INC.:

On February 5, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of Merrick Packaging Specialists, Inc. ("Merrick"). Merrick is a distributor of high quality paper, paper laminate and plastic shopping bags and boxes for the retail industry. For the fiscal years ended December 31, 1996 and 1995, Merrick reported unaudited revenues of approximately $3,600,000 and $3,600,000, respectively. Net income for the fiscal years ended December 31, 1996 and 1995 was not material. The acquisition has been accounted for as a purchase, and accordingly, its results have been included in the Company's results of operations from the effective date of the acquisition, February 1, 1997. The excess of acquisition cost over the fair value of Merrick's net tangible assets approximates $2,264,000 and has been allocated to intangible assets and is being amortized over periods ranging from fifteen to forty years. Of the purchase price of $2,370,000, $780,000 was paid at closing, $600,000 was paid August 1, 1997, $600,000 was paid August 1, 1998, and the balance is payable March 1, 1999 (Note 6).

NOTE 3.  STOCK DIVIDEND:

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

NOTE 4.  INVENTORIES:

Inventories consist of the following:

                                                             1999                         1998
                                                       ------------------          ------------------

Raw materials and supplies                             $       1,754,787           $        2,928,334
Work-in-process                                                  317,076                      133,008
Finished goods                                                 2,305,441                    1,493,956
                                                       -----------------           ------------------
                                                       $       4,377,304           $        4,555,298
                                                       =================           ==================

NOTE 5.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                               1999                         1998
                                                         ---------------             ----------------

Land                                                   $         860,000             $        860,000
Building and improvements                                      2,749,081                    2,759,080
Machinery and equipment                                       11,505,623                   10,616,307
Leasehold improvements                                           665,501                      645,516
Plates and engravings                                            716,170                      598,348
Furniture and fixtures                                           640,695                      622,164
Delivery equipment                                              -                              34,462
                                                       -----------------             ----------------
                                                              17,137,070                   16,135,877
Less accumulated depreciation and amortization                 9,821,041                    9,107,185
                                                       -----------------           ------------------
                                                       $       7,316,029             $      7,028,692
                                                       =================           ==================

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 5.  PROPERTY AND EQUIPMENT (CONT'D.):

Depreciation and amortization expense, for the assets above, charged to operations for the years ended January 31, 1999, 1998 and 1997 amounted to $826,632, $836,719 and $833,438, respectively.

Assets held under capitalized leases, included above, are as follows:

                                                                                         1999                      1998
                                                                                ---------------               --------------

Machinery and equipment                                                         $       163,683             $        163,683
Furniture and fixtures                                                                  126,762                      126,762
                                                                                ---------------             ----------------
                                                                                        290,445                      290,445
Less accumulated depreciation                                                            97,182                       72,870
                                                                                ---------------             ----------------

                                                                                $       193,263             $        217,575
                                                                                ===============             ================


NOTE 6.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                      1999                         1998
                                                                                ---------------             ----------------

Bank loan (A)                                                                   $       -                   $      1,500,000

Term note payable - bank (B)                                                            738,095                    1,000,000

Mortgage payable - bank (C)                                                           1,915,326                    1,325,197

Acquisition debt - notes payable, due March 1, 1999 with
 interest at 7.5% per annum (Note 2)                                                    390,000                      990,000

Notes payable - former minority interest holder (Notes 2 and 17)                        308,334                      -

Capital lease obligations (Note 16)                                                     115,475                      163,396
                                                                                ---------------             ----------------
                                                                                      3,467,230                    4,978,593
Less current maturities                                                               1,174,100                    1,023,000
                                                                                ---------------             ----------------

                                                                                $     2,293,130           $        3,955,593
                                                                                ===============             ================


Interest expense on long-term debt, charged to operations for the years ended January 31, 1999, 1998 and 1997 amounted to $329,716, $320,046 and $157,416, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 6.  LONG-TERM DEBT (CONT'D):

Following are the maturities of long-term debt as of January 31, 1999, and for each of the next five years and in the aggregate:

                          2000                           $       1,174,100
                          2001                                     456,554
                          2002                                     325,277
                          2003                                     140,005
                          2004                                     136,008
                          Thereafter                             1,235,286
                                                         -----------------

                                                         $       3,467,230
                                                         =================

(A) The Company has a credit agreement with its lending bank. The credit agreement provides for borrowings of up to $3,500,000, payable interest only at the prime rate or LIBOR plus 150 basis points through May l, 2000, at which time any balance outstanding is payable in full. The credit agreement is unsecured. As of February 17, 1998 the outstanding principal balance of the credit agreement had been paid in full, partially with the proceeds of the term note payable and the balance from the Company's working capital.

The credit agreement is subject to a 1/4% commitment fee on the average unused loan portion. The credit agreement contains covenants and restrictions relating to net worth, working capital, indebtedness, financial ratios, dividends, capital expenditures, investments, acquisitions, earnings and continuity of management.

(B) In January 1998, the Company obtained $1,000,000 under a term note payable to its lending bank. The term note is payable in 42 monthly installments of $23,800 plus interest at the prime rate or LIBOR plus 150 basis points commencing March 1998. The term note is unsecured and is subject to the same covenants and conditions as the credit agreement (See "A" above).

(C) On February 4, 1998, the Company obtained a mortgage loan. Proceeds from the mortgage loan were $2,040,000, of which $1,335,842 was used to pay off the then existing mortgage. The mortgage loan is secured by a first mortgage lien on the Company's property at 383 West John Street, Hicksville, New York, and is guaranteed by the Company's subsidiaries. The mortgage loan is payable in monthly installments of $11,334 per month commencing March 4, 1998. Interest is fixed at 7.56% per annum until February 4, 2008 at which time the rate becomes adjustable at the Company's option to one of the following rates:

                       1)  Variable  at the  lenders  prime rate
                       2)  Fixed at the lenders rate
                       3)  Variable at LIBOR plus 175 basis points

The mortgage loan agreement contains various covenants and restrictions relating to net worth, financial ratios and rentals of the mortgaged property.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 7.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                            1999            1998
                                                      ----------      ----------

           Accrued commissions                        $  236,806      $  321,908
           Accrued payroll and bonuses                   596,634         320,425
           Accrued vacation                              155,800         198,900
           Other                                         198,381         157,005
                                                      ----------      ----------

                                                      $1,187,621      $  998,238
                                                      ==========      ==========
NOTE 8.  INCOME TAXES:

The provision for income taxes consists of the following:


                                             1999            1998          1997
                                         -----------    -----------    ----------
Current
  Federal                                $ 1,020,600    $   957,000    $ 1,185,800
  State                                       91,400         69,600        148,700
                                         -----------    -----------    -----------
                                           1,112,000      1,026,600      1,334,500
                                         -----------    -----------    -----------

Deferred:
  Federal                                     57,800        (20,700)       (34,300)
  State                                       46,600         (9,900)       (22,000)
                                         -----------    -----------    -----------
                                             104,400        (30,600)       (56,300)

Change in valuation allowance                (12,000)       (96,000)       (26,000)
                                         -----------    -----------    -----------

                                              92,400       (126,600)       (82,300)
                                         -----------    -----------    -----------

      Total                              $ 1,204,400    $   900,000    $ 1,252,200
                                         ===========    ===========    ===========

At Federal statutory rates               $ 1,126,300    $   815,000    $ 1,077,500
Effect of:
  Permanent differences                        6,000          1,300         12,600
  Over/under accruals and other               24,100        133,800        104,500
  State income taxes, net of federal
   benefits                                  135,000        104,100         98,600
  State investment tax credits, net of
   federal benefit                           (75,000)       (58,200)       (15,000)
  Change in valuation allowance              (12,000)       (96,000)       (26,000)
                                         -----------    -----------    -----------

      Total                              $ 1,204,400    $   900,000    $ 1,252,200
                                         ===========    ===========    ===========

At January 31, 1999, the Company has available for state income tax purposes unused investment tax credits of approximately $316,000 expiring through the year 2009.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 8.  INCOME TAXES (CONT'D):

The net current and non-current components of deferred income taxes recognized in the balance sheet are as follows:

                                                                                      1999                         1998
                                                                                ---------------             ----------------

      Net current assets                                                        $       274,300             $        310,400
      Net non-current assets                                                            298,500                      354,800
                                                                                ---------------             ----------------

                                                                                $       572,800             $        665,200
                                                                                ===============             ================

The components of the net deferred tax assets are as follows:

                                                                                      1999                         1998
                                                                                ---------------             ----------------

Deferred tax assets:
 Accounts receivable allowances                                                 $        50,800             $        50,800
 Inventory - uniform capitalization                                                      86,900                      58,800
 Vacation pay accrual                                                                    65,500                      83,000
 Deferred rent                                                                           56,300                      60,900
 Stock option compensation                                                              -                            41,200
 Deferred compensation and post-retirement
  medical benefits                                                                      635,500                     572,500
 Investment tax credit carryforwards                                                    317,000                     350,000
                                                                                ---------------             ----------------
                                                                                      1,212,000                   1,217,200
 Valuation allowance                                                                     (5,000)                    (17,000)
                                                                                ---------------             ----------------
                                                                                      1,207,000                   1,200,200
Deferred tax liability:
 Depreciation                                                                           634,200                     535,000
                                                                                ---------------             ----------------

Net deferred tax assets                                                         $       572,800             $       665,200
                                                                                ===============             ================


NOTE 9.  REPURCHASE AND RETIREMENT OF COMMON STOCK AND STOCK OPTIONS:

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

The aggregate purchase price of $2,110,683 was partially financed by bank borrowings of $1,912,000 against the Company's credit agreement.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 10.  NOTE RECEIVABLE - STOCK PURCHASE:

In 1990, an officer of the Company, purchased common stock in exchange for cash and a note payable bearing interest at 8.66% per annum. In accordance with the agreement, since the officer has fulfilled the terms of his employment contract, the seven annual installments required by the note have been forgiven annually by the Company as additional compensation to the officer. At January 31, 1999, note receivable balance was $-0-.

NOTE 11.  MINORITY INTEREST:

In January 1995, Uniflex acquired an 80% interest in Uniflex Southwest L.L.C. ("Southwest") for $600,000 in cash. Additionally, a minority member purchased a 20% interest in Southwest for $27,500 in cash, and equipment having a fair value of $165,000.

Effective February 1, 1998, the Company purchased the minority interest in Southwest (Note 2).

In March 1996, Uniflex Southeast, Inc. ( a wholly owned subsidiary of Uniflex, Inc.) acquired an 80% interest in Uniflex Southeast, L.L.C. Uniflex provided an initial capital contribution of $50,000 along with additional advances of approximately $330,000 through January 31, 1998. Intangible assets valued at $70,000 were used by a minority member to purchase a 20% interest in Uniflex Southeast, L.L.C. Uniflex Southeast, L.L.C. ceased operations in July 1997.

NOTE 12.  STOCK OPTIONS:

The Company adopted the 1993 Stock Option Plan (the "Plan"), which provides for the granting of options to purchase up to 360,000 shares of the Company's common stock to employees of the Company. The exercise price for non-qualified options can be no less than 75% of the fair market value of the Company's common stock at the date of grant. The exercise price for incentive stock options can be no less than the fair market value of the Company's common stock at the date of grant with the exception of an employee who, prior to the granting of the option, owns stock representing more than 10% of the voting rights for which the exercise price can be no less than 110% of the fair market value of the Company's common stock at the date of grant. The Plan is administered by the Stock Option Committee (the "Committee") of the Board of Directors. The Committee determines when the options are exercisable and the term of the option, up to ten years. To date, options to purchase 204,500 shares have been granted under the Plan at prices ranging from $1.42 to $9.75. During the year ended January 31, 1999, options to purchase 9,000 shares were granted. Options to purchase 88,700 shares remain unexercised at January 31, 1999.

The Company had granted a third party options to purchase 180,000 shares of the Company's common stock at a price of $1.08 per share. The options were exercisable with respect to a maximum of 36,000 shares per year for five years, commencing on September 1, 1992. Each option expires five years from the commencement date with the last option expiring on August 31, 2000. As of January 31, 1999 all of the options have been exercised.

Pursuant to separate stock option agreements, the Company has granted to eighteen officers and directors options to purchase a total of 1,122,000 shares of the Company's common stock at prices ranging from $.33 to $.92 per share. Such options expire at various dates through December 31, 2000. Options to purchase 60,000 shares remain unexercised at January 31, 1999.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999
NOTE 12.  STOCK OPTIONS (CONT'D):

The following table provides information regarding stock option activity for the years ended January 31, 1999, 1998 and 1997:


                                                                EXERCISE PRICE PER SHARE
                                  NUMBER OF SHARES              RANGE             WEIGHTED AVERAGE
                                  ----------------              -----             ----------------
Balance January 31, 1996
 (617,700 exercisable)                    736,500               .38 - 3.58                  .90
Granted                                    46,500              5.50 - 7.33                 6.10
Exercised                                (287,195)              .54 - 5.38                  .82
                                  ---------------

Balance January 31, 1997
 (456,505 exercisable)                    495,805               .38 - 7.33                 1.43
                                  ---------------

Granted                                    29,000              6.25 - 9.75                 7.89
Exercised                                (191,755)              .38 - 2.34                  .45
                                  ---------------

Balance January 31, 1998
 (300,550 exercisable)                    333,050               .69 - 9.75                 2.51

Granted                                     9,000                     5.38                 5.38
Exercised                                (184,200)              .69 - 4.83                 1.36
Forfeited                                  (9,150)              .92 - 3.58                 1.78
                                  ---------------

Balance January 31, 1999
 (128,700 exercisable)                    148,700               .69 - 9.75                 4.17
                                  ===============

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for
Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. As permitted by SFAS 123, the Company has elected to continue to measure cost for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees." The effect of determining compensation cost for stock options granted for the years ended January 31, 1999, 1998 and 1997, based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123 would not have been material to the financial statements. This effect may not be representative of the pro forma effect on net income to future years because it does not take into consideration pro forma compensation expense related to grants made prior to February 1, 1995.

The status of all options outstanding at January 31, 1999 is summarized as follows:

RANGE OF                                                     WEIGHTED AVERAGE YEARS          WEIGHTED AVERAGE
EXERCISE PRICES                   SHARES                     REMAINING CONTRACTUAL LIFE      EXERCISE PRICE
---------------                   ------                     --------------------------      --------------

$.69                              60,000                              1.9                    $        .69
 3.92 to 5.71                     37,200                              6.2                            5.37
 6.00 to  9.75                    51,500                              4.7                            7.35
                            ------------                     ------------                    ------------

      Total                      148,700                              4.0                    $       4.17
                            ============                     ============                    ============

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 13.  PROFIT SHARING PLAN:

The Company maintains a profit sharing plan which covers all full-time, non-union employees. Contributions to the plan are made at the discretion of the Board of Directors, but may not exceed 15% of participants' compensation. Amounts charged to operations were $200,000, for the years ended January 31, 1999, 1998 and 1997, respectively.

NOTE 14. DEFERRED COMPENSATION AND POSTRETIREMENT MEDICAL BENEFITS:

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

The total deferred compensation charged to operations was $-0- for each of the years ended January 31, 1999, 1998 and 1997, respectively. Related interest expense charged to operations for the years ended January 31, 1999, 1998 and 1997 approximated $165,000, $141,000 and $124,000, respectively.

Deferred compensation payable at January 31, 1999 and 1998 was $1,405,276 and $1,248,483, respectively.

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

The net periodic postretirement benefit cost was $-0- for each of the years ended January 31, 1999, 1998 and 1997, respectively. Related interest expense charged to operations for the years ended January 31, 1999, 1998 and 1997 approximated $8,000, $9,000 and $9,000, respectively.

The recorded liabilities for these postretirement benefits, none of which have been funded amounted to $107,228 and $114,769 at January 31, 1999 and 1998, respectively. All participants were retired at January 31, 1999 and 1998, respectively.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 14. DEFERRED COMPENSATION AND POSTRETIREMENT MEDICAL BENEFITS (CONT'D):

POSTRETIREMENT MEDICAL BENEFITS (CONT'D):

The weighted average discount rate used in determining the liability was 7.5%. There is no annual increase in health costs since the participants will be responsible for any additional payments.

NOTE 15.  SUPPLEMENTARY CASH FLOW INFORMATION:

CASH TRANSACTIONS:

Cash paid and received during the years ended January 31,


                                      1999                   1998                    1997
                                ----------------       ----------------        ----------------

Interest                        $        359,834       $        274,041        $        165,121
                                ================       ================        ================

Income taxes paid               $        628,261       $        528,923        $        650,000
                                ================       ================        ================

Income tax refunds received     $          2,339       $         23,653        $        435,000
                                ================       ================        ================

NON-CASH TRANSACTIONS:

YEAR ENDED JANUARY 31, 1999:

In connection with the acquisition of the minority interest of Uniflex Southwest, L.L.C., valued at $800,000 (Note 2), the Company incurred debt of $400,000, issued common stock valued at $300,000 and paid $100,000 in cash.

YEAR ENDED JANUARY 31, 1998:

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

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999



NOTE 16.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASE COMMITMENTS:


The Company has the following lease commitments:


PREMISES                               EXPIRATION DATE                     BASE RENTAL AND EXPENSES
--------                               ---------------                     ------------------------

Plant, Westbury, NY                    April 30, 2003                      Graduated from $91,000 and
                                                                           $205,000 per annum plus
                                                                           real estate taxes

Plant, Albuquerque, NM                 July 31, 2005                       $91,708 per annum including
                                                                           real estate taxes and insurance

Future minimum lease payments are as follows:


      YEARS ENDING JANUARY 31,

          2000                                     $       279,200
          2001                                             285,500
          2002                                             290,500
          2003                                             295,500
          2004                                             143,000
          Thereafter                                        45,900
                                                   ---------------

                                                   $     1,339,600
                                                   ===============

Base rent and other occupancy costs charged to operations for the years ended January 31, 1999, 1998 and 1997 amounted to approximately $459,000, $415,000 and $418,000, respectively, including real estate taxes of $201,000, $115,000 and $194,000, respectively.

CAPITAL LEASES:

The Company leases certain equipment under capital leases expiring through January 2002. Interest is imputed at rates ranging from 9% to 10%.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONT'D):

Future minimum lease payments under capital leases as of January 31, 1999 for each of the next four years and in the aggregate are as follows:


      YEARS ENDING JANUARY 31,

          2000                                            $        63,201
          2001                                                     39,275
          2002                                                     24,295
          2003                                                      4,050
                                                          ---------------

Total minimum lease payments                                      130,821

Less amounts representing interest                                 15,346
                                                          ---------------

Present value of net minimum lease payment (Note 6)       $       115,475
                                                          ===============

LEGAL MATTERS:

The Company is party to litigation arising in the ordinary course of business. Management does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its consolidated financial position or results of operations.

NOTE 17.  SUBSEQUENT EVENT:

On March 8, 1999, the Company announced that Uniflex and an acquisition entity ("NEWCO") formed by RFE Investment Partners have signed an Agreement and Plan of Merger and Recapitalization providing for the acquisition by NEWCO of all of the outstanding shares of common stock and all the outstanding stock options of Uniflex, (exclusive of the shares of common stock to be retained as described below). However, there can be no assurance that the transaction will ultimately be consummated.

The transaction is subject to certain conditions, including the successful completion of the necessary financing and obtaining the necessary regulatory and corporate approvals, including the approval of the shareholders of Uniflex. It is expected that the transaction will be consummated no later than July 30, 1999.

The Merger Agreement provides for a statutory merger of Uniflex with NEWCO pursuant to which the holders of Uniflex's issued and outstanding common stock and stock options (exclusive of the shares of common stock to be retained as described below) will be entitled to receive $7.57 per share of common stock and an average of $4.09 per stock option for options the exercise price of which is less than $7.57 per share based upon 128,700 such options currently outstanding and a weighted average exercise price there of $3.48 per share. Upon consummation of the merger, (i) CMCO, Inc. and its affiliates that currently own 300,158 shares of common stock of Uniflex will retain all of their shares of common stock of Uniflex and (ii) certain officers, directors and employees of Uniflex will retain no less than 322,000 shares of common stock of Uniflex owned by them. The transaction is expected to be treated as a recapitalization for financial reporting purposes.

                         UNIFLEX, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


DESCRIPTION

     Allowance for doubtful accounts



                               Balance at
                                Beginning            Charged to
                                 Of Year             To Expenses         Deductions (1)
                                 -------             -----------         --------------


January 31, 1999              $      121,366        $       85,000       $        85,235
                              ==============        ==============       ===============


January 31, 1998              $      160,061        $       44,081       $        82,776
                              ==============        ==============       ===============


January 31, 1997              $      174,500        $       61,178       $        75,617
                              ==============        ==============       ===============

(1) Write-off of uncollectible accounts.