Form 10-K/A
period 1999-01-31
UNIFLEX INC
filed 1999-04-27
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K/A
                                 (AMENDMENT NO. 1)

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

                                Explanatory Note

         This Amendment No. 1 (this "Amendment") to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 1999 is being filed in order to amend Item 14 of Part IV. The purpose of this Amendment is to revise the line item entitled "Payment of long-term debt" for 1999 in the Registrant's Consolidated Statement of Cash Flows for the years ended January 31, 1999, 1998 and 1997 to $(3,951,363). Except as specifically identified above, the disclosures set forth herein do not differ from those in the prior filing.


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

                           Current report on Form 8-K dated November 17, 1998.

                  (c)      EXHIBITS

NO.               DESCRIPTION                                          REFERENCE

2.       Agreement and Plan of Merger and Recapitalization
         between the Registrant and Uniflex Acquisition Corp.
         dated March 5, 1999.                                               (1a)

3. (a)   Articles of Incorporation (as filed with the Secretary
         of State of Delaware on April 16, 1973) and By-laws                 (1)

   (b)   Certificate of Amendment of Certificate of Incorporation
         as filed with the Secretary of State of the State of
         Delaware on June 29, 1987                                           (2)

   (c)   Amended and Restated By-Laws adopted on June 29, 1989               (3)

4.       See Articles of Incorporation included herein as Exhibit 3          (1)

10.(a)   Stock Option Agreement of Warner J. Heuman dated February 1, 1987   (2)

   (b)   Stock Option Agreement of Manfred M. Heuman dated February 1, 1987  (2)

   (c)   Stock Option Agreement of Erich Vetter dated February 1, 1987       (2)

   (d)   Lease dated August 12, 1977 between the Registrant, as
         Tenant, and Harold R. Abrams, Rosalie Abrams Katz,
         Ira Parris and Annette Parris, as Landlord, for the
         Registrant's manufacturing facility in Westbury, New York           (1)

   (e)   Registrant's Profit Sharing Plan and Trust dated
         January 22, 1976, as amended                                        (1)

   (f)   Stock Option Agreement of Robert K. Semel dated December 21, 1990   (4)

   (g)   Deferred Compensation and Consulting and Non-Competition
         Agreements of Erich Vetter dated as of April 28, 1991               (4)

   (h)   Deferred Compensation and Consulting and Non-Competition
         Agreements of Manfred M. Heuman dated as of April 28, 1991         (4)

   (i)   Deferred Compensation and Consulting and Non-Competition
         Agreements of Warner J. Heuman dated as of April 28, 1991          (4)

   (j)   Amended Stock Option Agreement of Erich Vetter dated
         August 29, 1990                                                    (4)

   (k)   Amended Stock Option Agreement of Manfred M. Heuman
         dated August 29, 1990                                              (4)

   (l)   Amended Stock Option Agreement of Warner J. Heuman dated
         August 29, 1990                                                    (4)

   (m)   Profit Sharing 401(k) Plan of the Registrant                       (5)

   (n)   Lease Extension and Modification Agreement dated
         December 5, 1992 between the Registrant, as Tenant,
         and Ira Parris, Annette Parris, Rosalie Abrams Katz,
         and David S. Rhine and Howard M. Abrams, Trustees of
         Trust B under the Last Will and Testament of Samuel Abrams, as Landlord, for the Registrant's manufacturing facility
         in Westbury, New York                                              (6)

   (o)   Asset  Purchase  Agreement  dated as of July 1,  1993,
         by and among the Registrant, Haran Packaging Co., Inc.
         and Neil Sklar                                                     (7)

   (p)   Credit Agreement dated as of April 24, 1995 between the
         Registrant and The Chase Manhattan Bank, N.A.                      (8)

   (r)   Promissory Note in the maximum principal amount of
         $3,500,000 between the Registrant and The Chase
         Manhattan Bank, N.A.                                               (8)

   (s)   Guaranty of Uniflex Southwest L.L.C. in favor of The Chase
         Manhattan Bank, N.A.                                               (8)

   (t)   Guaranty of Hantico, Inc. in favor of The Chase Manhattan
         Bank, N.A.                                                         (8)

   (u)   Employment Agreement of Herbert Barry dated as of
         February 1, 1996                                                   (9)

   (v)   Second Amended and Restated Employment of Robert K. Semel
         dated as of February 1, 1996                                       (9)

   (w)   Employment Agreement of Martin Brownstein dated as of
         February 1, 1996                                                   (9)

   (x) Asset Purchase Agreement dated as of February 1, 1997, by and among the

        Registrant, Merrick Packaging Specialists, Inc., Jeffrey Gold,
        Lawrence Gold and Steven Braverman                                  (10)

23.1    Consent of Patrusky Mintz & Semel.

24.     Power of Attorney (included on the signature page to this Report).  (11)

27.     Financial Data Schedule.                                            (11)

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

(9) Incorporated by reference to the Registrant's Annual Report Form 10-K for its fiscal year ended January 31, 1996.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 1997.

(11)     Previously filed with this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of April, 1999.

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

                         UNIFLEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                           INCREASE (DECREASE) IN CASH


                                                        1999                   1998                  1997
                                                  ----------------       ----------------      ----------

Cash flows from financing activities:
  Proceeds of long-term debt                      $       2,040,000      $       2,912,000     $       -
  Payment of long-term debt                              (3,951,363)            (1,416,455)        (751,650)
  Payment for retirement of common
   stock                                                  -                     (2,110,683)            -
  Proceeds from exercise of stock
   options                                                  249,794                 87,129          234,652
  Distribution to minority interest                         (76,499)              -                    -
                                                   ----------------       ----------------      ------------

      Net cash used in financing
       activities                                        (1,738,068)              (528,009)        (516,998)
                                                  ------------------     -----------------     -------------


Net increase (decrease) in cash and cash
 equivalents                                                834,382               (438,174)         918,330


Cash and cash equivalents - beginning of
 year                                                     1,676,749              2,114,923        1,196,593
                                                  -----------------      -----------------     -------------


Cash and cash equivalents - end of
 year                                             $       2,511,131      $       1,676,749     $  2,114,923
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

                         UNIFLEX, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


DESCRIPTION

     Allowance for doubtful accounts



                               Balance at
                                Beginning            Charged to
                                 Of Year             To Expenses         Deductions (1)
                              --------------       ---------------       --------------


January 31, 1999              $      121,366        $       85,000       $        85,235
                              ==============        ==============       ===============


January 31, 1998              $      160,061        $       44,081       $        82,776
                              ==============        ==============       ===============


January 31, 1997              $      174,500        $       61,178       $        75,617
                              ==============        ==============       ===============

(1) Write-off of uncollectible accounts.