Form 10-K/A
period 1999-01-31
UNIFLEX INC
filed 1999-05-17
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K/A
                                 (AMENDMENT NO. 2)

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

                                Explanatory Note

         This Amendment No. 2 (this "Amendment") to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 1999 is being filed in order to amend Item 14 of Part IV. The purpose of this Amendment is to revise Notes 11 and 12 of the Notes to Consolidated Financial Statements. Except as specifically identified above, the disclosures set forth herein do not differ from those in the prior filing.


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

(9) Incorporated by reference to the Registrant's Annual Report Form 10-K for its fiscal year ended January 31, 1996.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 1997.

(11)     Previously filed with this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May, 1999.

                                    UNIFLEX, INC.
                                    (Registrant)

                                    By: /s/ Robert K. Semel
                                       -----------------------------------------
                                       Robert K. Semel, President
                                       and Chief Operating Officer

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

In connection with the cessation of operations of Southeast, intangible assets of approximately $74,000 were recognized as impaired and written-off as worthless. Such loss is included in the statement of operations for the year ended January 31, 1998 under the Caption "Loss on disposal of assets."

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
                                  ===============

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its plans. Compensation expense recorded under APB No. 25 was $-0-, $-0- and $21,930 for the years ended January 31, 1999, 1998 and 1997, respectively.

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plans, net income and earnings per share would have been changed to the pro forma amounts indicated below:

FOR THE YEARS ENDED JANUARY 31,

                                 1999              1998               1997
                                 ----              ----               ----
NET INCOME
          As reported          2,108,280         1,496,314        1,916,938
          Pro forma            2,086,494         1,416,093        1,849,403

EARNINGS PER SHARE - BASIC
          As reported               0.50              0.36             0.46
          Pro forma                 0.50              0.34             0.44

EARNINGS PER SHARE - DILUTED
          As reported               0.50              0.35             0.43
          Pro forma                 0.49              0.33             0.41

The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following assumptions:

FOR THE YEARS ENDED JANUARY 31,

                                      1999              1998               1997
                                      ----              ----               ----
WEIGHTED AVERAGE ASSUMPTIONS
          Divided yield                 0%                0%                  0%
          Expected volatility          38%               39%                 45%
          Risk-free interest rate    6.50%             6.50%               6.00%
          Expected holding period
            (in years)              10.00             10.00                4.35%

The status of all options outstanding at January 31, 1999 is summarized as follows:

RANGE OF                                                     WEIGHTED AVERAGE YEARS          WEIGHTED AVERAGE
EXERCISE PRICES                   SHARES                     REMAINING CONTRACTUAL LIFE      EXERCISE PRICE
---------------                   ------                     --------------------------      --------------

$.69                              60,000                              1.9                    $        .69
 3.92 to 5.71                     37,200                              6.2                            5.37
 6.00 to  9.75                    51,500                              4.7                            7.35
                            ------------                     ------------                    ------------
      Total                      148,700                              4.0                    $       4.17
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