Form 10-Q
period 1999-04-30
UNIFLEX INC
filed 1999-06-14
CIK 100740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999


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

Yes  /X/  No  / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,300,352 shares of the Company's common stock - $.10 par value - were outstanding as of June 3, 1999.

                                  UNIFLEX, INC.


                                      INDEX



                                                                        Page No.


PART I.   FINANCIAL INFORMATION


  Item 1.  Financial statements


     Consolidated condensed balance sheets -
      April 30, 1999 (unaudited) and January 31, 1999                      1

     Consolidated condensed statements of income (unaudited) -
      For the three months ended April 30, 1999 and 1998                   2

     Consolidated condensed statements of changes in stockholders' equity
      (unaudited) for the three months ended April 30, 1999 and 1998       3

     Consolidated condensed statements of cash flows (unaudited)
      for the three months ended April 30, 1999 and 1998                   4

     Notes to consolidated condensed financial statements (unaudited)   5 - 6


  Item 2.   Management's discussion and analysis of financial
            condition and results of operations                         7 - 8


PART II. OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K                                9


SIGNATURES                                                                10

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         UNIFLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            APRIL 30,       JANUARY 31,
ASSETS                                                        1999            1999
                                                              ----            ----
                                                           (UNAUDITED)

Current Assets
  Cash and cash equivalents                                 $ 2,024,159   $ 2,511,131
  Accounts receivable                                         4,225,027     4,520,477
  Inventories                                                 4,544,982     4,377,304
  Prepaid expenses and other current assets                     497,868       788,387
  Deferred tax asset                                            270,500       274,300
                                                            -----------   -----------

    Total Current Assets                                     11,562,536    12,471,599

Property and Equipment                                        7,526,983     7,316,029
Intangible Assets                                             3,240,678     2,879,684
Other Assets                                                    893,594       880,683
                                                            -----------   -----------

      Total Assets                                          $23,223,791   $23,547,995
                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt                      $   758,650   $ 1,174,100
  Accounts payable                                              993,304     1,440,760
  Accrued liabilities                                         1,261,752     1,187,621
                                                            -----------   -----------

      Total Current Liabilities                               3,013,706     3,802,481

Long-Term Debt                                                2,175,269     2,293,130
Deferred Compensation and Postretirement Medical Benefits     1,551,898     1,512,504
Deferred rent                                                   130,000       133,750
                                                            -----------   -----------

      Total Liabilities                                       6,870,873     7,741,865
                                                            -----------   -----------

Stockholders' Equity
  Common stock - par value $.10 per share
   10,000,000 shares authorized, 4,300,352 shares
   issued and outstanding                                       430,036       430,036
  Additional paid-in capital                                  1,689,549     1,689,549
  Retained earnings                                          14,233,333    13,686,545
                                                            -----------   -----------

      Total Stockholders' Equity                             16,352,918    15,806,130
                                                            -----------   -----------

      Total Liabilities and Stockholders' Equity            $23,223,791   $23,547,995
                                                            ===========   ===========

The consolidated condensed balance sheet at January 31, 1999 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  APRIL 30,
                                                  ---------
                                             1999            1998
                                             ----            ----


Net sales                                  $ 9,666,150    $ 9,754,877

Cost of sales                                6,093,106      6,098,392
                                           -----------   ------------

Gross profit                                 3,573,044      3,656,485

Shipping and selling expenses                1,808,686      1,857,176
General and administrative expenses            810,915        868,355
                                           -----------   ------------

                                             2,619,601      2,725,531
                                           -----------   ------------

Income before other expenses                   953,443        930,954

Interest expense - net                          81,855        124,243
                                           -----------   ------------

Income before provision for income taxes       871,588        806,711

Provision for income taxes:
  Current                                      320,300        321,100
  Deferred                                       4,500         (6,100)
                                           -----------   ------------

                                               324,800        315,000
                                           -----------   ------------

Net income                                 $   546,788   $    491,711
                                           ===========   ============

Basic net income per share                 $       .13   $        .12
                                           ============  =============

Diluted net income per share               $       .13   $        .12
                                           ===========   =============

Average shares outstanding                   4,300,352      4,116,329

Dilutive effect of stock options                34,668        109,356
                                           -----------   ------------

Average shares outstanding assuming
 dilutive effect of stock options            4,335,020      4,225,685
                                           ===========   ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (UNAUDITED)

                                  COMMON STOCK
                                  ------------

                                                                          ADDITIONAL
                                                                            PAID-IN     RETAINED
                                                SHARES          AMOUNT      CAPITAL     EARNINGS         TOTAL
                                                ------          ------     ---------    --------         -----


Balance at February 1, 1998                    4,066,152   $   406,616   $   847,175   $11,578,265   $12,832,056

Exercise of stock options                         15,000         1,500        19,800          --          21,300

Tax benefit from exercise of stock options          --            --          25,000          --          25,000

Shares issued - acquisition                       50,000         5,000       295,000          --         300,000

Net income                                          --            --            --         491,711       491,711
                                             -----------   -----------   -----------   -----------   -----------

Balance at April 30, 1998                      4,131,152   $   413,116   $ 1,186,975   $12,069,976   $13,670,067
                                             ===========   ===========   ===========   ===========   ===========


Balance at February 1, 1999                    4,300,352   $   430,036   $ 1,689,549   $13,686,545   $15,806,130

Net income                                          --            --            --         546,788       546,788
                                             -----------   -----------   -----------   -----------   -----------

Balance at April 1, 1999                       4,300,352   $   430,036   $ 1,689,549   $14,233,333   $16,352,918
                                             ===========   ===========   ===========   ===========   ===========







The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           INCREASE (DECREASE) IN CASH

                                                 THREE MONTHS ENDED
                                                       APRIL 30,
                                                  1999           1998
                                                  ----           ----


Net cash provided by operating activities    $   865,112    $ 1,166,089
                                             -----------    -----------


Cash flows from investing activities:
  Purchase of property and equipment            (424,710)      (251,206)
  Purchase of intangible assets                 (394,063)       (26,250)
                                             -----------    -----------

     Net cash used in investing activities      (818,773)      (277,456)
                                             -----------    -----------


Cash flows from financing activities:
  Payment of long-term debt                     (533,311)    (2,915,777)
  Proceeds from long-term debt                      --        2,040,000
  Distribution to minority interest                 --          (76,499)
  Proceeds from exercise of stock options           --           21,300
                                             -----------    -----------

    Net cash used in financing activities       (533,311)      (930,976)
                                             -----------    -----------


Net decrease in cash                            (486,972)       (42,343)


Cash - beginning of period                     2,511,131      1,676,749
                                             -----------    -----------


Cash - end of period                         $ 2,024,159    $ 1,634,406
                                             ===========    ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION:

In the opinion of the management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1999 and the results of operations and cash flows for the three months ended April 30, 1999 and 1998, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the operating results for the full year.


NOTE 2.  INVENTORIES:

A summary of inventory follows:

                              April 30,   January 31,
                                1999         1999
                                ----         ----
                            (Unaudited)

Raw materials and supplies   $2,267,467   $1,754,787
Work in process                 120,138      317,076
Finished products             2,157,377    2,305,441
                             ----------   ----------

                             $4,544,982   $4,377,304
                             ==========   ==========


NOTE 3.  PENDING MERGER AND RECAPITALIZATION:

On March 8, 1999, the Company announced that Uniflex and an acquisition entity, Uniflex Acquisition Corp. ("UAC") formed by RFE Investment Partners have signed an Agreement and Plan of Merger and Recapitalization providing for the acquisition by UAC of all of the outstanding shares of common stock and all of the outstanding stock options of Uniflex (exclusive of the shares of common stock to be retained as described below). However, there can be no assurance that the transaction will ultimately be consummated.

The transaction is subject to certain conditions, including the successful completion of the necessary financing and obtaining the necessary regulatory and corporate approvals, including the approval of the shareholders of Uniflex. It is expected that the transaction will be consummated on or shortly after June 30, 1999.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3.  PENDING MERGER AND RECAPITALIZATION (CONT'D.):

The Merger Agreement provides for a statutory merger of Uniflex with UAC pursuant to which the holders of Uniflex's issued and outstanding common stock (exclusive of the shares of common stock to be retained as described below) will be entitled to receive $7.57 per share of common stock and the holders of options to purchase Uniflex common stock will be entitled to receive the excess, if any, of $7.57 per share over the exercise price per share of their options. Upon consummation of the merger, (i) CMCO, Inc. and its affiliates that currently own 300,158 shares of common stock of Uniflex will retain all of their shares of common stock of Uniflex and (ii) certain officers, directors and employees of Uniflex will retain no less than 322,000 shares of common stock of Uniflex owned by them. Further, Sterling/Carl Marks Capital, Inc. will purchase 99,075 shares of Uniflex common stock at $7.57 per share immediately prior to the effective time. The transaction is expected to be treated as a recapitalization for financial reporting purposes.

NOTE 4.  PURCHASE OF MINORITY MEMBER'S INTEREST:

On March 11, 1998, Uniflex, Inc. ("Uniflex") announced an agreement to purchase the minority interest in Uniflex Southwest, L.L.C. Under the agreement, consummated June 9, 1998, Uniflex agreed to pay $800,000 to acquire the minority interest effective February 1, 1998. The purchase price is payable as follows:


Cash at closing (paid June 10, 1998)                $100,000
Notes payable in 48 monthly installments of
 $8,333, plus interest at 7% per annum commencing
 April 1, 1998                                       400,000
Issuance of 50,000 shares of common stock            300,000
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

In the event of a change in control of the Company, this debt becomes due on a demand basis. In anticipation of the transaction described in Note 3, this debt has been classified as a current liability.

                         UNIFLEX, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5.  MORTGAGE REFINANCING:

On February 4, 1998, the Company closed on a mortgage loan (the "Mortgage Loan"). Proceeds from the Mortgage Loan were $2,040,000, of which $1,335,842 was used to pay off the then existing mortgage. The Mortgage Loan is secured by a first mortgage lien on the Company's property at 383 West John Street, Hicksville, New York, and is guaranteed by the Company's subsidiaries. The Mortgage Loan is payable in monthly installments of $11,334 per month commencing March 4, 1998. Interest is fixed at 7.56% per annum until February 4, 2008 at which time the rate becomes adjustable at the Company's option to one of the following rates:

          1) Variable  at the lenders  prime rate
          2) Fixed at the lenders fixed rate
          3) Variable at LIBOR plus 175 basis points


The Mortgage Loan agreement contains various covenants and restrictions relating to net worth, financial ratios and rentals of the mortgaged property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:


NET SALES:

Net sales for the quarter ended April 30, 1999 as compared to the quarter ended April 30, 1998 decreased $89,000 or .9% to $9,666,000 from $9,755,000. The change was not significant.

Net sales for the quarter ended April 30, 1999 as compared to the immediately preceding quarter ended January 31, 1999 increased $219,000 or 2.3% to $9,666,000 from $9,447,000. This increase was due primarily to increased sales in the Advertising Specialty Division.

The Company's backlog at April 30, 1999 was $6,204,000 compared to $5,434,000 at April 30, 1998, an increase of $770,000, or 14.2%.


COST OF SALES AND EXPENSES:

Cost of sales for the quarter ended April 30, 1999, as compared to the quarter ended April 30, 1998 decreased $5,000 to $6,093,000 from $6,098,000. Cost of sales as a percentage of net sales for the quarter ended April 30, 1999, as compared to the same quarter in the prior fiscal year, increased to 63.0% from 62.5%. The change was not significant. The gross profit decreased to $3,573,000 or 37.0% for the quarter ended April 30, 1999 from $3,657,000, or 36.4% for the quarter ended April 30, 1998.

Cost of sales for the quarter ended April 30, 1999, as compared to the quarter ended January 31, 1999, increased $81,000, or 1.4% to $6,093,000 from
$6,012,000. As a percentage of net sales, cost of sales decreased to 63.0% for the quarter ended April 30, 1999 from 63.6% for the quarter ended January 31, 1999. The decrease was not significant. As a result of such decrease, gross profit increased to $3,573,000 or 37.0% for the quarter ended April 30, 1999 from $3,435,000, or 36.4% for the quarter ended January 31, 1999.

Shipping and selling and general and administrative expenses for the quarter ended April 30, 1999, as compared to the quarter ended April 30, 1998, decreased $106,000 or 3.9% to $2,620,000 from $2,726,000. This decrease is attributable to a relationship between variable costs and net sales and management's ability to control its selling, general and administrative costs.

Shipping and selling and general and administrative expenses for the quarter ended April 30, 1999, as compared to the quarter ended January 31, 1999 increased $132,000, or 5.3%, to $2,620,000 from $2,488,000. This increase was attributable to increased sales and various other expense increases.


INTEREST EXPENSE:

Interest expense for the quarter ended April 30, 1999, as compared to the quarter ended April 30, 1998, decreased $42,000, or 33.9%, to $82,000 from $124,000. This decrease was primarily attributable to the fact that the Company paid in full the debt related to the acquisition of certain assets of Merrick Packaging Specialists Inc. Throughout the quarter ended April 30, 1999, excess cash was invested in short term financial instruments helping to offset interest costs.

Interest expense for the quarter ended April 30, 1999 as compared to the quarter ended January 31, 1999 decreased $2,000, or 2.4%, to $82,000 from $84,000. The change was not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS:


NET INCOME:

Net income for the quarter ended April 30, 1999 was $547,000, or $.13 per share fully diluted, as compared to $492,000, or $.12 per share fully diluted, for the quarter ended April 30, 1998.

Net income for the quarter ended April 30, 1999 was $547,000, or $.13 per share fully diluted, as compared to $518,000, or $.12 per share fully diluted, for the quarter ended January 31, 1999.


WORKING CAPITAL AND LIQUIDITY:

Working capital increased to $8,549,000 at April 30, 1999, from $7,197,000 at April 30, 1998, an increase of $1,352,000, or 18.8%, resulting in a working capital ratio of approximately 3.8 to 1. This increase was due primarily to the fact that the Company paid in full the debt related to the acquisition of certain assets of Merrick Packaging Specialists Inc., thereby reducing the current portion of long term debt.

The Registrant's line of credit allows for the Registrant to borrow up to $3,500,000, payable interest only at the prime rate or at LIBOR plus 1-1/2% through May 1, 2000, at which time any outstanding balance is payable in full. Currently the Company has not had to borrow against its available line of credit.

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


RECENT EVENT:

On March 8, 1999, the Company announced that Uniflex and an acquisition entity, Uniflex Acquisition Corp. ("UAC"), formed by RFE Investment Partners, have signed an Agreement and Plan of Merger and Recapitalization. The plan provides for the acquisition by UAC of all of the outstanding shares of common stock and all the outstanding stock options of Uniflex (exclusive of the shares of common stock to be retained as described below). However, there can be no assurance that the transaction will ultimately be consummated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS:


RECENT EVENT (CONT'D.):

The transaction is subject to certain conditions, including the successful completion of the necessary financing and obtaining the necessary regulatory and corporate approvals, including the approval of the shareholders of Uniflex. It is expected that the transaction will be consummated on or shortly aftger June 30, 1999.

The Merger Agreement provides for a statutory merger of Uniflex with UAC pursuant to which the holders of Uniflex's issued and outstanding common stock (exclusive of the shares of common stock to be retained as described below) will be entitled to receive $7.57 per share of common stock and the holders of options to purchase Uniflex common stock will be entitled to receive the excess, if any, of $7.57 per share over the exercise price per share of their options. Upon consummation of the merger, (i) CMCO, Inc. and its affiliates that currently own 300,158 shares of common stock of Uniflex will retain all of their shares of common stock of Uniflex and (ii) certain officers, directors and employees of Uniflex will retain no less than 322,000 shares of common stock of Uniflex owned by them. Further, Sterling/Carl Marks Capital, Inc. will purchase from Uniflex immediately prior to the effective time, 99,075 shares of Uniflex common stock at $7.57 per share.

                           PART II - OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


          (a)  Exhibits:
               Exhibit 27: Financial Data Schedule

          (b)  Reports on Form 8-K:
               Current Report on Form 8-K dated March 5, 1999, filed on March 8, 1999, reporting Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                               S I G N A T U R E S





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       UNIFLEX, INC.
                                       (Registrant)


                                         /s/ Herbert Barry
                                        -------------------------------------
                                        Herbert Barry (Chairman Of The Board)




                                         /s/ Thomas McPartland
                                        -------------------------------------
                                        Thomas McPartland (Acting Controller)



Date:  June 11, 1999